Form 10-Q
period 2022-06-30
Pioneer Green Farms, Inc.
filed 2022-08-17
CIK 1902700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 333-262600

Pioneer Green Farms, Inc.

(Exact name of registrant as specified in its charter)

Florida	83-3417168
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

1301 10th Avenue, East, Suite G

Palmetto, FL 34221

Tel: (727) 304-8003

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Michael Donaghy

1301 10th Avenue, East, Suite G

Palmetto, FL 34221

Tel: (727) 304-8003

(Name, Address, Including Zip Code, and Telephone Number, Including Area Code, of Agent for Service)

With copies to:

Elton Norman, Esq.

The Norman Law Firm PLLC

8720 Georgia Avenue, Suite 1000

Silver Spring, MD 20910

Phone: (301)-588-4888              Facsimile: (301) 576-3544

Securities registered pursuant to Section l 2(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in rule 12b-2 of the Exchange Act.

☒
Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of August 12, 2022, there were 23,007,000 shares of the issuer’s common stock, $0.0001 par value, outstanding.

Pioneer Green Farms, Inc.

-INDEX-

NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. Such statements include statements regarding our expectations, hopes, beliefs or intentions regarding the future, including but not limited to statements regarding our market, strategy, competition, development plans (including acquisitions and expansion), financing, revenues, operations, and compliance with applicable laws. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. For a more detailed listing of some of the risks and uncertainties facing the Company, please see our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (“SEC”) on May 27, 2022.

All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise after the date of this prospectus, except where applicable law requires us to update these statements. Market data used throughout this prospectus is based on published third party reports or the good faith estimates of management, which estimates are based upon their review of internal surveys, independent industry publications and other publicly available information. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward- looking statements. In addition, in this prospectus, we use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” and similar expressions to identify forward-looking statements.

Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward looking statements made in this Annual Report are qualified by these cautionary statements and accordingly there can be no assurances made with respect to the actual results or developments. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Company,” “we,” “us,” and “our” in this document refer to Pioneer Green Farms, Inc., a Florida corporation.

Item 1. Financial Statements.

Pioneer Green Farms, Inc.

(Formerly Pioneer Green Farms LLC)

Balance Sheets

As of June 30, 2022, and December 31, 2021

	(Unaudited)
		December 31,
	June 30, 2022	2021
Assets
Current assets
Cash and cash equivalents	$15,680	$69,089
Other current assets	—	41,000
	15,680	110,089

Property and equipment, net	420,311	73,181
Lease right of use	194,543	198,772

Total assets	$630,534	$382,042

Liabilities and Members’ and Shareholders’ Equity
Current liabilities
Accounts payable	$31,498	$12,045
Accruals and other current liabilities	—	30,000
Related party loans	138,435	93,359
Land purchase notes payable, net	290,000	—
Short-term portion of leases payable	375	—
	460,308	135,404

Lease liabilities	210,417	210,788
Escrow funds	5,000	—
Total Liabilities	675,725	346,192

Commitments and Contingencies (Note 7)	—	—

Members’ and Shareholders’ Equity (Deficit)
Common stock, 100,000,000 shares authorized, $0.00001 par value, 23,007,000 and 20,967,000 issued and outstanding at June 30, 2022 and December 31, 2021	230	210
Additional paid in capital	855,139	631,290
Accumulated deficit	(900,560)	(595,650)
	(45,191)	35,850
Total liabilities and shareholders’ equity (deficit)	$630,534	$382,042

See accompanying notes to unaudited condensed financial statements.

Pioneer Green Farms, Inc.

(Formerly Pioneer Green Farms LLC)

Statements of Operations

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three	Three
	Months	Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2022	2021	2022	2021
Revenues	$—	$1,300	$—	$1,300

General and administrative expenses
Labor and management	41,843	37,250	74,793	63,900
General and administration	57,710	34,625	175,171	74,079
Depreciation and amortization	2,281	1,416	4,733	2,832
	101,834	73,291	254,697	140,811

Operating loss	(101,834)	(71,991)	(254,697)	(139,511)

Interest expense	30,002	—	50,003	—
Loss before income taxes	(131,836)	(71,991)	(304,700)	(139,511)

Less Income tax expense	—	—	—	—
Net (loss)	$(131,836)	$(71,991)	$(304,700)	$(139,511)

Weighted average shares	21,222,488	21,222,488
Earnings per share - basic and diluted	$(0.01)	N/A	$(0.01)	N/A

See accompanying notes to unaudited condensed financial statements.

Pioneer Green Farms Inc.

(Formerly Pioneer Green Farms LLC)

Statement of Changes in Members’ and Shareholders’ Equity (Deficit)

For the Six Months Ended June 30, 2022 and the Year Ended December 31, 2021

(Unaudited)

	Number of	Common	Contributed	Members’	Accumulated
	shares	stock	surplus	equity	deficit	Total
Balance December 31, 2020	—	$—	$—	$251,750	$(261,365)	$(9,615)
Sale of member units	—	—	—	209,750	—	209,750
Conversion of member capital to common stock	19,267,000	193	461,307	(461,500)	—	—
Stock issued for cash	700,000	7	69,993	—	—	70,000
Stock issued for services	1,000,000	10	99,990	—	—	100,000
Net loss	—	—	—		(334,285)	(334,285)
Balance December 31, 2021	20,967,000	210	$631,290	$—	$(595,650)	$35,850
Stock issued for cash	805,000	8	100,361	—	(210)	100,159
Stock issued for debt	1,200,000	12	119,988	—	—	120,000
Stock issued for services	35,000	—	3,500	—	—	3,500
Net loss	—	—	—	—	(304,700)	(304,700)
Balance June 30, 2022	23,007,000	$230	$855,139	$—	$(900,560)	$(45,191)

See accompanying notes to unaudited condensed financial statements.

Pioneer Green Farms, Inc.

(Formerly Pioneer Green Farms LLC)

Statements of Cash Flows

For the Six Months Ended June 30., 2022 and 2021

	June 30,	June 30,
	2022	2021
Cash used in Operating activities
Net earnings (loss)	$(304,700)	$(139,511)
Items not affecting cash:
Depreciation & amortization	4,733	2,832
Amortization of interest	50,000	—
Shares issued for services	3,500	—
Changes in non-cash working capital:
Prepaid expenses and other assets	41,000	17,500
Right of use asset	4,679	(12,370)
Accounts payable and accrued liabilities	19,453	4,262
Other current liabilities	—	—
Lease liability	4	355
Other liabilities	5,000	—
Net cash flows from operating activities	(176,331)	(126,932)

Investing activities
Purchase of Assets	(352,313)	(10,881)
Net cash flows from investing activities	(352,313)	(10,881)

Financing activities
Sale of member units	—	144,158
Proceeds from long term debt	330,000	—
Advances from (repayments to) related parties	45,077	(10,547)
Proceeds from sale of stock	100,159	—
Net cash flows from financing activities	475,236	133,611

Increase (decrease) in cash during the year	(53,408)	(4,202)
Cash, beginning of the period	69,089	28,287
Cash, end of the period	$15,681	$24,085

Supplemental disclosures
Cash paid for income taxes	$—	$—
Cash paid for interest	$1	$—

Shares issued for interest on land notes	$120,000	—
Previously issued stock for cash converted to stock for services	$3,500	—

See accompanying notes to unaudited condensed. financial statements.

Pioneer Green Farms, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2022 and 2021

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

PIONEER GREEN FARMS LLC (the “Company”) was established in the State of Florida on January 25, 2019, to start business operations in the agricultural segment of growing hemp products. The Company realized its first harvest in 2021. The crops grown by the Company will be processed into non-THC hemp oil to be sold to third party manufacturers, wholesalers, and retailers.

On May 10, 2021, the Company was converted to a Florida corporation and changed its name to Pioneer Green Farms, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim financial statements of Pioneer Green Farms are unaudited. These Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2021 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $15,680 and $69,089 of cash as of June 30, 2022 and December 31, 2021, respectively.

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. No allowance for doubtful accounts was recorded for the six months ended June 30, 2022, or year ended December 31, 2021.

Inventories

Inventories are stated at the lower of cost or market. The Company also determines a reserve for excess and obsolete inventory based on historical usage and projecting the year in which inventory will be consumed into a finished product. The valuation of inventories requires management to make significant assumptions, including the assessment of market value by inventory category considering historical usage, future usage and market demand for their products, and qualitative judgments related to discontinued, slow moving and obsolete inventories. There was no inventory at June 30, 2022 or December 31, 2021.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to the statement of income as incurred, whereas significant renewals and betterments are capitalized.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using the straight-line balance method over the estimated useful life of the assets. The Company estimates that the useful life of its buildings is ten years and of its machinery and equipment is five years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Impairment of Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. The Company did not recognize any impairment losses for any periods presented.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosures establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of the Company’s cash, other current assets, accounts payable, accrued expenses and loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740 Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (ASU) 2014-09, Revenue from contracts with customers (Topic 606). Revenue is recognized when a customer obtains control of promised goods of services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the considerations that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probably that the entity will collect the consideration it is entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of Topic 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Cost of Goods Sold

Cost of goods sold includes direct costs of selling items, direct labor cost, processing, and packaging costs.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, and operating lease liabilities in our balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company generally uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease.

Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 (Topic 842) Leases. Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under previous guidance, operating leases are not recognized on the balance sheet. However, the new guidance permits companies to make an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). The Company elected to adopt the policy not to apply the recognition provisions to short term leases, therefore, lease payments under short term leases will be recognized on a straight-line basis over the lease term.

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2020, that are of significance or potential significance to the Company.

Subsequent Events

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed its operations subsequent to June 30, 2022, to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company has minimal revenue and accumulated losses of $900,560 and $595,650 as of June 30, 2022, and December 31, 2021, respectively. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

The Company is constructing a series of greenhouses on leased property. The following is a summary of property and equipment and accumulated depreciation:

		December 31,
	June 30, 2022	2021
Buildings	$78,522	$72,056

Land - Myakka Farm	319,402	5,000
Machinery and equipment	36,381	5,386
	434,305	82,422
Accumulated depreciation	13,994	9,261
	$420,311	$73,181

Depreciation expense for the six months ended June 30, 2022, and 2021 were $4,733 and $2,832, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

As of July 1, 2020, the Company held a 25-year lease to a 5-acre orange grove and out-buildings. The minimum rent for the property is $1,000 per month. The Company also has a management contract with the landowners, to provide labor and services, at $6,500 per month plus 10% of the gross sales, with conditions. Both the land lease and the management contract increase by 3% each year on July 1st.

The land lease has been capitalized, at July 1, 2020, as a Right-of-use asset with an equal Right-of-use liability using a discount rate of 6%. The initial present value of the right-of-use asset and liability was calculated to be $211,460. The Company determined this lease to be an operating lease since the land never transfers to the lessee. The asset value will be reduced on a straight-line basis over the 25-year term. The liability will be increased or reduced by payments by the Company which are below or more than the imputed interest on the outstanding lease liability.

During the six months ended June 30, 2022, the Company recorded $10,229 in lease expense for the land and $15,850 under month-to-month payments for an office lease and rent reimbursement. Cash payments on the lease liability were $3,090.

Lease expense will be $17,500 per year under this lease on a straight-line basis.

Future minimum lease payments are as follows:

FY 2022	6,365
FY 2023	12,922
FY 2024	13,309
FY 2025	13,709
FY 2026	12,330
Thereafter	343,875
Total future minimum lease payments	402,510
Less imputed interest	(191,718)
Less current portion	(375)

Net long-term lease liability	$210,417

The Company has a cost sharing agreement with another company for office space in Palmetto. The Company’s portion of the rent, CAM and taxes is estimated to be $11,270 annually. The agreement started in March 2021 and can be changed or cancelled at any time.

The Company also has a cost sharing agreement with an officer to provide rental assistance at $1,700 per month. There is no contract, and the payments can cease or change at any time.

NOTE 6 – RELATED PARTY TRANSACTIONS

At June 30, 2022 and December 31, 2021, the Company owed $138,435 and $93,359 to related parties including companies controlled by the CEO and the CEO. These amounts are non-interest bearing and due upon demand.

The above amounts are not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

NOTE 7 – LAND PURCHASE NOTES PAYABLE

During December 2021and January 2022, the Company collected $360,000 from 12 investors to purchase a second farm in Florida. The purchase closed in January 2022 and each investor received a promissory note for $30,000 and 100,000 shares of stock. The notes are payable within one year and the Company recorded $120,000 of prepaid interest on the issuance of the stock. As of June 30, 2022, $50,000 of the interest had been recognized. The Land Purchase Notes Payable at June 30, 2022 were $290,000 net of prepaid interest.

NOTE 8 – SHAREHOLDERS’ AND MEMBERS’ EQUITY

During 2019 and 2020 the organizers of the Company collected $251,750 in cash from various friends and family as proceeds for member units. In the six months ended June 30, 2021, another $209,750 was collected from the sale of member units. In May of 2021, the LLC was converted to a Florida corporation and as of June 28, 2021, 19,267,000 shares of common stock were issued for the outstanding member units totaling $461,500.

After June 2021, stock was issued for $100,000 of services and $70,000 cash, during 2021.

During the six months ended June 30, 2022, stock was issued for $120,000 in prepaid interest and $103,659 in cash. In June, $3,500 in stock from a founder was converted to stock for services.

At June 30, 2022, the outstanding shares totaled 23,007,000.

NOTE 9 – INCOME TAXES

The Company elected to be taxed as a corporation and adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at June 30, 2022 or December 31, 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at June 30, 2022 or December 31, 2021. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal and state statutory rate of 25.3% to the income tax amount recorded as of June 30, 2022, and December 31, 2021 are as follows:

		December 31,
	June 30, 2022	2021
Accumulated loss	$900,560	$595,650
Book tax differences	(103,500)	(110,000)
Taxable loss	796,800	485,650
Effective tax rate	25.3%	25.3%
Deferred tax asset on loss, rounded	201,700	122,900
Deferred tax asset on differences, rounded	26,200	25,300
Less: Valuation allowance	(227,900)	(148,200)
Net deferred asset	$—	$—

NOTE 10 – EARNINGS PER SHARE

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential common shares. Diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Convertible preferred stock and stock options are considered potential common shares and are included in the calculation of diluted earnings (loss) per share using the if-converted method and treasury stock method, respectively, when their effect is dilutive. Potential common shares are excluded from the calculation of diluted earnings (loss) per share when their effect is anti-dilutive.

For the six months ended June 30, 2022, there were no potential common shares.

NOTE 11 – SUBSEQUENT EVENTS

There have been no significant events since June 30, 2022.

Item 2. Management’s Discussion and Analysis.

The following Management’s Discussion and Analysis of Financial Condition and Plan of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements and contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Basis of Presentation

The financial statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Qs constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” and “would” or the negatives of these terms or other comparable terminology.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Form 10-Q identify important factors, which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	The unprecedented impact of COVID-19 pandemic on our business, customers, employees, consultants, service providers, stockholders, investors and other stakeholders;
●	The speculative nature of the business we intend to develop;
●	Our reliance on suppliers and customers;
●	Our dependence upon external sources for the financing of our operations, particularly given that there are concerns about our ability to continue as a “going concern;”
●	Our ability to effectively execute our business plan;
●	Our ability to manage our expansion, growth and operating expenses;
●	Our ability to finance our businesses;
●	Our ability to promote our businesses;
●	Our ability to compete and succeed in highly competitive and evolving businesses;
●	Our ability to respond and adapt to changes in technology and customer behavior; and
●	Our ability to protect our intellectual property and to develop, maintain and enhance strong brands.

Although the forward-looking statements in this Form 10-Q are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as maybe be required by law, to update this Prospectus or otherwise make public statements updating our forward-looking statements.

Pioneer Greens Farms, Inc., (the “Company”) was originally incorporated in Florida in January 2019. The Company originally entered a joint-venture with Colorado- based Sugar Magnolia Hemp Farms LLC to cultivate hemp in the State of Colorado in 2019.

Due to the Company being based in Florida, it decided to apply for a hemp cultivation license in the State of Florida when the State of Florida legalized hemp production in July 2019. The climate in Florida enables the farm to grow three to four crops per year with much lower overhead as opposed to Colorado where only one crop can be grown annually at higher operational costs in an extremely competitive Colorado marketplace. Pioneer Green Farms entered a 25-year lease of 5 acres from Drymon’s. Drymon’s has been involved in citrus farming in Florida for many decades and has met all the State’s guidelines for licensed applicants. Pioneer owns the farming infrastructure which is expansive and controls the revenues from the flower and oil extracts.

Results of Operations

Impact of the Novel Coronavirus (COVID-19) and other Macroeconomic Factors on the Company’s Business Operations

The global outbreak of the novel coronavirus (COVID-19) has led to severe disruptions in general economic activities worldwide, as businesses and governments have taken broad actions to mitigate this public health crisis. In light of the uncertain and continually evolving situation relating to the spread of COVID-19, this pandemic could pose a risk to the Company. The extent to which the coronavirus may impact the Company’s business operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

There is also significant uncertainty as to the effect that the coronavirus may have on the amount and type of financing available to the Company in the future.

Macroeconomic factors such as inflation, rising interest rates, governmental responses there to and possible recession caused thereby also add significant uncertainty to our operations and possible effects to the amount and type of financing available to the Company in the future.

Since our inception, we devoted substantially all of our efforts and funding to planting and harvesting hemp for extraction and raising capital. We have not yet generated revenues from our planned operations.

Results of Operations during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

For the three months ended June 30, 2022, we generated revenues of $0 compared to $ 1,300 for the three months ended June 30, 2021. Our Gross Profit from the sale of all products for the three months ended June 30, 2022, and three months ended June 30, 2021, was $0 and $ 1,300 respectively. Continued growth of the consumer market for CBD products and anticipated increases in competition are anticipated to continue to create pressure on gross profit margins.

Our Net Loss for the three months ended June 30, 2022, and June 30, 2021, are ($131,836) and ($71,991) respectfully, a increased of (83%). Our net loss increased due to a increases in general administration and interest expense. Contracted labor increased by $8,893 due to operations at the 2nd farm. General administration costs increased by ($18,085), due to less legal and professional fees. Interest amortization increased by $30,002

Results of Operations during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

For the six months ended June 30, 2022, we generated revenues of $0 compared to $1300 for the six months ended June 30, 2021. No miscellaneous sales occurred in the six months ended June 30, 2022.

Our Gross Profit from the sale of all products for the six months ended June 30, 2022, and the six months ended June 30, 2021, was $0 and $1300 respectively. Continued growth of the consumer market for CBD products and anticipated increases in competition are anticipated to continue to create pressure on gross profit margins.

Our Net Loss for the six months ended June 30, 2022, and June 30, 2021, are ($304,700) and ($139,511) respectfully, an increase of 118%. Our net loss increased due to increased costs for contractors, general administration and interest expense. Contracted labor increased by $11,000 due to increased operations. Professional and legal expenses increased by $101,092 due to the preparations for public reporting. Interest amortization increased by $50,000

Liquidity and Capital Resources

As of June 30, 2022, we had $630,534 in total assets including cash and cash equivalents of $15,680, as compared to $382,042 in total assets including of cash and cash equivalents of $69,089 of December 31, 2021. The increase in total assets is primarily attributable to the purchase of a 2nd farm in Florida.

As of June 30, 2022, we had total liabilities of $675,725 including accounts payable of $31,497, related party loans of $138,435, notes payable of $290,000, and lease liabilities of $210,417. The increase is mainly due the increased operations at the new farm and the increase in notes payable.

Cash Flow from Operating Activities

Net cash used in operations for the six months ended June 30, 2022, was $(176,331) as compared to ($126,933) for the six months ended June 30, 2021.

Cash Flow from Investing Activities

Net cash used in by investing activities for the six months ended June 30, 2022, was ($352,313 ) as compared to ($10,881) for the six months ended June 30, 2021.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022, was $475,236 as compared to $133,611 or the six months ended June 30, 2021. $45,077 in new related party debt was received in the three months ended June 30, 2022.

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company has promised to repay the land purchase notes by February 2023.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principle generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

A summary of significant accounting policies is included in Note 2 to the consolidated financial statements included in this Registration Statement. Of these policies, we believe that the following items are the most critical in preparing our financial statements.

USE OF ESTIMATES: Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

REVENUE RECOGNITION

Revenue from sale of goods is measured at fair value of the consideration received or receivable and is recognized in the statement of comprehensive income of the Company when significant risks and rewards of the ownership of the goods have been transferred to the buyers.

ACCOUNTS RECEIVABLE: Accounts Receivable (AR) is the payment which the Company will receive from its customers who have purchased its goods & services in the last month of the year and on credit terms. Usually the credit period is short, approximately a few days.

ASSESSMENT OF COLLECTABILITY:

●	Recording of Accounts Receivable: All amounts due on physical delivery of the merchandise from the drop shipper, must be promptly recorded as an accounts receivable. Each account receivable must be recorded and maintained until payment is received or the recorded amount is written off or extinguished.
●	An adequate provision for doubtful accounts must be established. When all reasonable efforts fail to collect an account receivable and it has been approved for write off, the related provision for doubtful accounts should be reduced.
●	Statements to Debtors: Statements must be issued to debtors, on a monthly basis, providing meaningful and concise information on the status of their debts.
●	Accounts receivable are considered overdue when a debtor does not pay or resolve the debt within 30 days from the invoice date or a written request for payment to the debtor.
●	All actions taken to collect overdue accounts must be documented.
●	If there is no response after the initial contact at the 30-day point (within 30-day period 60 days from date of invoice),to the Company will take prompt and vigorous action to collect overdue accounts receivable.
●	Accounts receivable, in most cases, should be at least 30 days overdue (i.e., 60 days after invoice notification), before staff advises debtors that their accounts are overdue and that the accounts may be:
o	turned over to a private collection agency;
o	subject to legal action;
o	credit privileges will be revoked; and/or account may be suspended.

Most Recent accounting pronouncements

Refer to Note 2 in the accompanying unaudited condensed financial statements.

Impact of Most Recent Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Management does not expect that its internal controls over financial reporting will prevent all errors and all fraud. Control systems, no matter how well-conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include those judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of June 30, 2022, The Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s three officers, (2) there is no separate audit committee, and (3) the Company has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of June 30, 2022.

Even though there are inherent weaknesses, management has taken steps to minimize the risk. The Company uses a third-party consultant to review transactions for appropriate technical accounting, reconcile accounts, review significant transactions, and prepare financial statements. Any deviation or errors are reported to management.

The Company can provide no assurance that its internal controls over financial reporting will be compliant in the near future. As revenues permit, the Company will enhance its internal controls through additional software and other means. If and when it becomes a listed company under SEC rules, the Company intends to create an audit committee comprised of independent directors.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of our business, we may periodically become subjected to various lawsuits. However, there are currently no legal actions pending against us or, to our knowledge, are any such proceedings contemplated.

Item IA. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Articles of Incorporation*
3.2	Articles of Conversion*
3.3	Bylaws*
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2022.**

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2022.**

32.1	Certification of the Company’s Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)**
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on February 9, 2022.
**	Filed Herewith

***Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

6
PIONEER GREEN FARMS, INC.

Dated: August 17, 2022	By:	/s/ Michael Donaghy
Name: Michael Donaghy
Title: Chief Executive Officer
(Principal Executive Officer)

6
Dated: August 17, 2022	By:	/s/ Thomas Bellante
Name: Thomas Bellante
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)