Form 10-Q
period 2022-09-30
Pioneer Green Farms, Inc.
filed 2022-11-17
CIK 1902700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of November 11, 2022, there were 23,120,000 shares of the issuer’s common stock, $0.0001 par value, outstanding.

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

All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise after the date of this filing, except where applicable law requires us to update these statements. Market data used throughout this filing is based on published third party reports or the good faith estimates of management, which estimates are based upon their review of internal surveys, independent industry publications and other publicly available information. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this filing may not occur and actual results could differ materially from those anticipated or implied in the forward- looking statements. In addition, in this filing, we use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” and similar expressions to identify forward-looking statements.

Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward looking statements made in this Quarterly Report are qualified by these cautionary statements and accordingly there can be no assurances made with respect to the actual results or developments. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Company,” “we,” “us,” and “our” in this document refer to Pioneer Green Farms, Inc., a Florida corporation.

Item 1. Financial Statements.

Pioneer Green Farms Inc.

(Formerly Pioneer Green Farms LLC)

Balance Sheets

As of September 30, 2022 & December 31, 2021

	Unaudited
	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$37,467	$69,089
Inventory	350	—
Other current assets	—	41,000
	37,817	110,089

Property and equipment, net	427,998	73,181
Lease right of use	192,428	198,772

Total assets	$658,243	$382,042

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$36,317	$12,045
Accruals and other current liabilities	67,261	—
Related party loans	175,664	93,359
Land purchase notes payable, net	305,000	30,000
Short-term portion of leases liabilities	476	—
	584,718	135,404

Lease liabilities	210,225	210,788
Total liabilities	794,943	346,192

Commitments and Contingencies (Note 5)

Shareholders’ Equity (Deficit)
Common stock, 100,000,000 shares authorized, $0.00001 par value, 23,120,000 and 20,967,000 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	231	210
Additional paid in capital	865,138	631,290
Escrow funds for stock to be issued	30,150
Accumulated deficit	(1,032,219)	(595,650)
	(136,700)	35,850
Total liabilities and shareholders’ equity	$658,243	$382,042

See accompanying notes to unaudited financial statements.

Pioneer Green Farms Inc.

(Formerly Pioneer Green Farms LLC)

Statements of Operations

For the Three and Nine Months Ended September 30, 2022 & 2021

Unaudited

	3 Months	3 Months	9 Months	9 Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$1,300

General and administrative expenses
Labor and management	45,760	39,310	120,553	103,210
General and administration	56,961	73,402	232,132	147,481
Depreciation and amortization	3,213	2,158	7,946	4,990
	105,934	114,870	360,631	255,681

Operating loss	(105,934)	(114,870)	(360,631)	(254,381)

Interest expense	29,909	—	79,912	—
Other income	4,184	—	4,184	—
Income (loss) before income taxes	(131,659)	(114,870)	(436,359)	(254,381)

Less Income tax expense	—	—	—	—
Net loss	$(131,659)	$(114,870)	$(436,359)	$(254,381)

Weighted average shares	23,120,000	18,632,000	22,313,071	9,323,126
Earnings per share - basic and diluted	$(0.01)	(0.01)	(0.01)	(0.03)

See accompanying notes to unaudited financial statements.

Pioneer Green Farms Inc.

(Formerly Pioneer Green Farms LLC)

Statement of Changes in Members’ and Shareholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2022 and the Year Ended December 31, 2021

Unaudited

	Number of	Common	Contributed	Members’	Accumulated
	shares	stock	surplus	equity	deficit	Total
Balance, December 31, 2020	—	$—	$—	$251,750	$(261,365)	$(9,615)
Sale of member units	—	—	—	209,750	—	209,750
Conversion of member capital to common stock	19,267,000	193	461,307	(461,500)	—	—
Stock issued for cash	700,000	7	69,993	—	—	70,000
Stock issued for services	1,000,000	10	99,990	—	—	100,000
Net loss	—	—	—	—	(334,285)	(334,285)
Balance, December 31, 2021	20,967,000	210	631,290	—	(595,650)	35,850
Stock issued for cash	840,000	8	103,862	—	—	103,870
Stock issued for debt	1,200,000	12	119,988	—	—	120,000
Net loss	—	—	—	—	(172,865)	(172,865)
Balance, March 31, 2022	23,007,000	230	855,140	—	(768,515)	86,855
Stock issued for cash	(35,000)	—	(1)	—	(210)	(211)
Stock issued for services	35,000	—	—	—	—	—
Net loss	—	—	—	—	(131,835)	(131,835)
Balance, June 30, 2022	23,007,000	230	855,139	—	(900,560)	(45,191)
Stock issued for cash	13,000	—	—	—	—	—
Stock issued for services	100,000	1	9,999	—	—	10,000
Cash collected on registration statement	—	—	—	30,150		30,150
Net loss		—	—	—	(131,659)	(131,659)
Balance, September 30, 2022	23,120,000	$231	$865,138	$30,150	$(1,032,219)	$(136,700)

See accompanying notes to unaudited financial statements.

Pioneer Green Farms Inc.

(Formerly Pioneer Green Farms LLC)

Statements of Cash Flows

For the Nine Months Ended September 30, 2022 & 2021

Unaudited

	September 30,	September 30,
	2022	2021
Cash from Operating activities
Net loss	$(436,359)	$(254,381)
Items not affecting cash:
Depreciation	7,946	4,990
Interest amortization	79,912	—
Shares issued for services	10,000	80,000
Changes in non-cash working capital:
Inventory	(350)	—
Prepaid Expenses and other assets	41,000	(40,000)
Right of use asset	6,344	7,244
Accounts payable and accrued liabilities	24,272	13,065
Other current liabilities	67,261	—
Lease liability	(87)	356
Net cash flows used in operating activities	(200,061)	(188,726)

Investing activities
Purchase of property and equipment	(359,175)	(10,278)
Net cash flows used in investing activities	(359,175)	(10,278)

Financing activities
Sale of member units	—	169,250
Proceeds from long term debt	330,000	—
Repayments on long term debt	(15,000)	—
Advances from (repayments to) related parties	82,305	7,093
Cash received on registration statement	30,150
Proceeds from sale of stock	100,159	10,000
Net cash flows provided by financing activities	527,614	186,343

Increase (decrease) in cash during the year	(31,622)	(12,661)
Cash, beginning of the period	69,089	28,287
Cash, end of the period	$37,467	$15,626

Supplemental disclosures
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Stock issued for debt	$120,000	$—

See accompanying notes to unaudited financial statements.

Pioneer Green farms Inc.

(Formerly Pioneer Green Farms LLC)

Notes to the Financial Statements

(Unaudited)

September 30, 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $37,467 and $69,089 of cash as of September 30, 2022 and December 31, 2021, respectively.

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. No allowance for doubtful accounts was recorded for the nine months ended September 30, 2022, or year ended December 31, 2021.

Inventories

Inventories are stated at the lower of cost or market. The Company also determines a reserve for excess and obsolete inventory based on historical usage and projecting the year in which inventory will be consumed into a finished product. The valuation of inventories requires management to make significant assumptions, including the assessment of market value by inventory category considering historical usage, future usage and market demand for their products, and qualitative judgments related to discontinued, slow moving, and obsolete inventories. There was $350 in seed inventory at September 30, 2022.

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

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2022, that are of significance or potential significance to the Company.

Subsequent Events

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed its operations subsequent to September 30, 2022, to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company has minimal revenue and accumulated losses of $1,032,219 and $595,650 as of September 30, 2022, and December 31, 2021, respectively. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

The Company is constructing a series of greenhouses on leased property. The following is a summary of property and equipment and accumulated depreciation:

	September 30,	December 31,
	2022	2021
Buildings	$78,522	$72,056
Land - Myakka Farm	319,402	5,000
Machinery and equipment	47,281	5,386
	448,205	82,422
Accumulated depreciation	(17,207)	(9,261)
	$427,998	$73,181

Depreciation expense for the three months ended September 30, 2022, and 2021 were $3,213, $2,158, respectively.

Depreciation expense for the nine months ended September 30, 2022, and 2021 were $7,946, and $4,990, respectively.

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

During the three months ended September 30, 2022, the Company recorded $5,114 in lease expense for the land and $7,575 under month-to-month payments for an office lease and rent reimbursement.  Cash payments on the lease liability were $3,000.

During the nine months ended September 30, 2022, the Company recorded $15,344 in lease expense for the land and $15,850 under month-to-month payments for an office lease and rent reimbursement. Cash payments on the lease liability were $9,000.

Lease expense will be $17,500 per year under this lease on a straight-line basis.

Future minimum lease payments are as follows:

FY 2022	3,183
FY 2023	12,922
FY 2024	13,309
FY 2025	13,709
FY 2026	12,330
Thereafter	342,683
Total future minimum lease payments	398,135
Less imputed interest	(187,434)
Less current portion	(476)
Net long-term lease liability	$210,225

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

NOTE 6 – RELATED PARTY TRANSACTIONS

At September 30, 2022 and December 31, 2021, the Company owed $175,664 and $93,359 to related parties including companies controlled by the CEO and directly to the CEO. These amounts are non-interest bearing and due upon demand.

The above amounts are not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

NOTE 7 – LAND PURCHASE NOTES PAYABLE

During the December 2021 and January 2022, the Company collected $360,000 from 12 investors to purchase a second farm in Florida. The purchase closed in January 2022 and each investor received a promissory note for $30,000 and 100,000 shares of stock. The notes are payable within one year and the Company recorded $120,000 of prepaid interest on the issuance of the stock. As of September 30, 2022, $80,000 of the interest had been recognized. Repayments of $15,000 occurred in the quarter ended September 30, 2022.

NOTE 8 – SHAREHOLDERS’ AND MEMBERS’ EQUITY

During 2019 and 2020 the organizers of the Company collected $251,750 in cash from various friends and family as proceeds for member units. In the nine months ended September 30, 2021, another $209,750 was collected from the sale of member units. In May of 2021, the LLC was converted to a Florida corporation and as of June 28, 2021, 19,267,000 shares of common stock were issued for the outstanding member units totaling $461,500.

NOTE 9 – INCOME TAXES

The Company elected to be taxed as a corporation and adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2022 or December 31, 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at September 30, 2022 or December 31, 2021. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal and state statutory rate of 25.3% to the income tax amount recorded as of September 30, 2022, and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Accumulated loss	$1,032,219	$595,650
Book tax differences – stock-based comp	(113,500)	(110,000)
Taxable loss carryover	918,719	485,600
Effective tax rate	25.3%	25.3%
Deferred tax asset on loss	232,400	125,400
Deferred tax asset on differences	28,700	25,300
Less: Valuation allowance	(261,100)	(150,700)
Net deferred asset	$—	$—

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

For the nine months ended September 30, 2022, there were no potential common shares.

NOTE 11 – SUBSEQUENT EVENTS

Hurricane Ian caused damage to crops and greenhouses in late September 2022. The sale of scrap metal in October will offset most of the repair costs.  No loss is accrued as of September 30, 2022. Tropical storm Nicole caused more damage to greenhouses in November, mostly requiring labor to repair.

There have been no other significant events since September 30, 2022.

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

Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” and “would” or the negatives of these terms or other comparable terminology.

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

Although the forward-looking statements in this Form 10-Q are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as maybe be required by law, to update this filing or otherwise make public statements updating our forward-looking statements.

Pioneer Greens Farms, Inc., (the “Company”) was originally incorporated in Florida in January 2019. In 2019, the Company entered a joint-venture with Colorado- based Sugar Magnolia Hemp Farms LLC to cultivate hemp in the State of Colorado.

Due to the Company being based in Florida, it decided to apply for a hemp cultivation license in the State of Florida when the State of Florida legalized hemp production in July 2019. The climate in Florida enables the farms to grow three to four crops per year with much lower overhead as opposed to Colorado where only one crop can be grown annually at higher operational costs in an extremely competitive Colorado marketplace. Pioneer Green Farms entered a 25-year lease of 5 acres from Drymon’s Citrus Nursery (“Drymon’s”). Drymon’s has been involved in citrus farming in Florida for many decades and has met all the State’s guidelines for licensed applicants. Pioneer owns the farming infrastructure which is expansive and controls the revenues from the flower and oil extracts.

In April 2020, Drymon’s was granted a hemp cultivation license by the Plant Division of the Florida Department of Agriculture and Consumer Services. The Company uses and controls the Drymon hemp cultivation license, as part of its lease agreement with Drymon. Pioneer was able to build, construct and outfit 4 - 30 ft x 100 ft greenhouses on Drymon’s farm with water, lighting, and all equipment and specifications to ensure optimal uniform growing conditions and crop consistency approved by State regulations.

In January 2022, the Company completed the purchase of over five (5) acres of farmland in Myakka City, Manatee County, Florida. The Company intends to expand its operations by building at least six (6) more greenhouses and planting over eight thousand (8,000) outdoor hemp plants.

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

Results of Operations during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

For the three months ended September 30, 2022, we generated other income of $4,184 compared to $0 for the three months ended September 30, 2021. Our Gross Profit from the sale of all products for the three months ended September 30, 2022, and three months ended September 30, 2021, was $0 and $0 respectively. Continued growth of the consumer market for CBD products and anticipated increases in competition are anticipated to continue to create pressure on gross profit margins.

Our Net Loss for the three months ended September 30, 2022, and September 30, 2021, are ($131,659) and ($114,870) respectfully, a increase of (15%). Our net loss increased due to a increases in general administration and interest expense. Contracted labor increased by $6,450 due to increased operations at the 2nd farm. General administration costs decreased by ($16,441), due to less legal and professional fees. Interest amortization increased by $29,909.

Results of Operations during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

For the nine months ended September 30, 2022, we generated revenues of $0 compared to revenues of $1,300 for the nine months ended September 30, 2021. We generated other income of $4,184 from recycling scrap metal occurring in the three and nine months ended September 30, 2022 compared to $0 other income in the three and nine months ended September 30, 2021.

Our Gross Profit from the sale of all products for the nine months ended September 30, 2022, and nine months ended September 30, 2021, was $0 and $1,300 respectively. Continued growth of the consumer market for CBD products and anticipated increases in competition are anticipated to continue to create pressure on gross profit margins.

Our Net Loss for the nine months ended September 30, 2022, and September 30, 2021, are ($436,359) and ($254,381) respectfully, a decrease of 72%. Our net loss increased due to increased costs for contractors, general administration and interest expense. Contracted labor increased by $17,343 due to increased operations. Professional and legal expenses increased by $84,651 due to the preparations for public reporting. Interest amortization increased by $79,912.

Liquidity and Capital Resources

As of September 30, 2022, we had $658,243 in total assets including cash and cash equivalents of $37,467, as compared to $382,042 in total assets including of cash and cash equivalents of $69,089 of December 31, 2021. The increase in total assets is primarily attributable to the purchase of a 2nd farm in Florida.

As of September 30, 2022, we had total liabilities of $794,943 including accounts payable of $36,316, related party loans of $175,664, notes payable of $305,000, lease liabilities of $210,701, and escrowed fund of $30,150 from the S-1 filing. The increase is mainly due the loan for the new farm and the increase in notes and related party payables.

Cash Flow from Operating Activities

Net cash used in operations for the nine months ended September 30, 2022, was $(200,061) as compared to ($188,726) for the nine months ended September 30, 2021.

Cash Flow from Investing Activities

Net cash used in by investing activities for the nine months ended September 30, 2022, was ($359,175) as compared to ($10,278) for the nine months ended September 30, 2021.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022, was $527,614 as compared to $186,343 or the nine months ended September 30, 2021. Loan proceeds, advances from related party debt and proceeds from a registration statement was received in the nine months ended September 30, 2022.

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

A summary of significant accounting policies is included in Note 2 to the consolidated financial statements included in this filing. Of these policies, we believe that the following items are the most critical in preparing our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of September 30, 2022, The Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s three officers, (2) there is no separate audit committee, and (3) the Company has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of September 30, 2022.

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
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2022.**

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2022.**

32.1	Certification of the Company’s Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on February 9, 2022.
**	Filed Herewith
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

6
PIONEER GREEN FARMS, INC.

Dated: November 17, 2022	By:	/s/ Michael Donaghy
Name: Michael Donaghy
Title: Chief Executive Officer
(Principal Executive Officer)

6
Dated: November 17, 2022	By:	/s/ Thomas Bellante
Name: Thomas Bellante
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)