Form 10-K
period 2022-12-31
Pioneer Green Farms, Inc.
filed 2023-04-18
CIK 1902700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from               to

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

With copies to:

Elton Norman, Esq.

The Norman Law Firm PLLC

8720 Georgia Avenue, Suite 1000

Silver Spring, MD 20910

Phone: (301)-588-4888              Facsimile: (301) 576-3544

Securities registered pursuant to Section l 2(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value per share	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☒
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.           ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.          ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $820,800 based on the price determined by the Company’s Board of Directors.

As of March 31, 2023, there were 23,506,300 shares of registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders which will be filed with the Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this report.

PIONEER GREEN FARMS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2022

Cautionary Note Regarding Forward-Looking Statements and Market Data

This annual report on Form 10-K (Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned operations and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target” or “will” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions, including, without limitation, the risk factors described in Part I, Item 1A, “Risk Factors” of this Annual Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

This Annual Report includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Available Information

We maintain a website at www.pioneergreenfarm.com, to which we plan to regularly post copies of our press releases as well as additional information about us. We also plan to make our filings with the Securities and Exchange Commission (SEC) available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website does not constitute a part of this report or our other filings with the SEC. The SEC maintains a website that contains electronic filings by the Company and other issuers at www.sec.gov. In addition, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

PART I

Item 1. Business.

Overview

Pioneer Green Farms, Inc. (formerly Pioneer Green Farms, LLC) (“Pioneer” or the “Company”) was established in January 2019 as a Florida-based limited liability company. In May 2021, the Company converted from a limited liability company to a C corporation. The Company’s business model is to grow hemp flowers from seeds to oil. The seed is planted and harvested then extracted to oil. The Company engages an extraction facility to extract the oil from the plants.

As discussed below, we now operate at two locations, and we expect that each harvest will meet more than the minimum 1500 pounds required for extraction. Our plan is to sell the extracted oil to wholesale buyers. The goal is to create a CBD company that can produce high quality product. Pioneer leases farmland from Bernis C. Drymon and Sylvia Drymon, D/B/A Drymon Citrus Nursery. Pioneer currently operates 4 - 30 ft X 100 ft greenhouses at the Drymon Nursery, 2 of which are thoroughly outfitted with special lighting and other equipment designed to ensure uniform growing conditions after its initial buildout. All CBG, Pioneer’s premium flower, is grown indoors under strict regulations approved by the State of Florida with all documentation at hand. In addition to hemp cultivation, at the Drymon Farm we are also producing peaches, lychee, dragon fruit, passion fruit and longan fruit stock trees for resale.

Pioneer leases farmland from Bernis C. Drymon and Sylvia Drymon, D/B/A Drymon Citrus Nursery. Drymon has met all Florida THC testing and operations guidelines, as well as all facility inspections. Pioneer has also obtained a license from the State of Florida, Department of Agriculture and Consumer Services for growing fruitstock trees. Drymon’s Citrus Nursery has a license for hemp cultivation from the State of Florida Department of Agriculture and Consumer Services. The Company’s lease agreement with Drymon Nursery allows the Company to use and control the Drymon hemp cultivation license. In addition both Bernis C. Drymon and Sylvia Drymon are employees of the Company.

In January 2022, the Company purchased a second location in Myakka City, Manatee County, Florida. This gives the Company the ability to more than double its crop output from Drymon Farm.

The Company is working at both locations and expects to continue to work on each farm at full capacity. At each location, CBD flower is grown outdoors on several different plots of land within the Pioneer compound and the plants will be extracted for oil and we expect the oil to be sold to wholesale buyers. Any outdoor plants that cannot be extracted for their oil can be bagged and sold as flower. Growing both indoors and outdoors enables the Company to reduce risks and better determine how to maximize its growing practices. It also allows the Company to operate all year long, without regard to the change of seasons. There is 24/7 security with 6 full time and 2 part time employees with over 100 years of citrus farm experience overseeing the projects every day and communicating with the Pioneer team.

The Company’s primary business is the cultivation, harvest, extraction, and sales of hemp-derived CBD oil to wholesale buyers. CBD oil can be used to produce products containing hemp-derived CBD. In 2021 and 2022 Pioneer Green Farms, Inc. had three (3) harvests and each year successfully produced 3200 full grown plants each harvest. To date we have had no sales, however, the Company is pursuing sales in the international markets of the oil extracted in these harvests.

In January 2022, we acquired a 5-acre farm in Myakka, Florida. The addition of this property gives us the ability to double our production. We are planting 15,000 hemp plants per season.

Industrial hemp is a highly regulated crop across the world and licenses from state authorities are required to grow, process, distribute, and use these products. While hemp cultivation is legal in Florida, as long as a license is obtained, hemp cultivation in the various states and at the federal level remains in a state of flux.

The Pioneer Green Farms team, consisting of 6 full-time and 2 part time employees completed its first Spring planting in 2021 of 3500 CBD plants outdoors and 2000 CBG plants indoors. The plan originally called for the building of an oil extraction facility on site, but there are now services that can come to the farm at harvest time and extract the oil from the outdoor plants, negating the need for a major capital expenditure and enabling the Company to keep its operating costs at a minimum. While the hemp market is highly competitive and there are well established companies operating in the hemp space, we believe we have a competitive advantage because of our focus on implementing and maintaining quality sustainable growing practices, and competitive pricing.

The Company offers for sale THC FREE Broad Spectrum Distillate, 94 % CBD, 94.6% Total Cannabinoids with COA’S, international and domestic from its website, https://pioneergreenfarm.com. We are in the process of working with an International Broker to sell our hemp oil. Our plan is focus primarily on the international market not the domestic market “The European CBD market is forecast to grow to €2.6 billion and the number of CBD users across the European continent is set to hit 50 million by 2026, as highlighted in the recently published The European CBD Report: Health & Wellness report.

Existing Products

The Company’s primary business is the cultivation, harvest, extraction, and sales of hemp-derived CBD oil to wholesale buyers. CBD oil can be used to produce products containing hemp-derived CBD, including products that are sold as dietary supplements.

Hemp-derived CBD is distinguishable from CBD derived from marijuana. Hemp-derived CBD contains not more than 0.3 percent of THC, while marijuana contains in excess of this amount. Marijuana is regulated under the Controlled Substances Act. We do not believe that our hemp-derived CBD products are regulated under the Controlled Substances Act, but under the Agricultural Act of 2018, known as the “Farm Bill”.

The 2018 Farm Bill allows for the interstate sale and transfer of hemp-derived products for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law. The Farm Bill ensures that any cannabinoid—components of CBD —that is derived from hemp will be legal, if that hemp is produced in a manner consistent with the Farm Bill, associated federal regulations, associated state regulations, and by a licensed grower as defined in the Farm Bill.

The Company believes that the CBD oil produced and marketed by it, are in compliance with the Farm Bill and all other federal and state law and regulation.

All the full Spectrum Hemp CBD Infused products are pharmacist formulated and nano-amplified for rapid absorption and maximum bioavailability. Full-spectrum CBD oil contains cannabidiol and other cannabinoids found in hemp — including trace amounts of THC. It also features terpenes, flavonoids, vitamins, minerals, and essential fatty acids contained in the plant’s waxes. Full-spectrum CBD looks like a dark, viscous liquid that has a botanical aroma and the same flavor. It is then suspended in a food-grade carrier oil for faster absorption and more effective delivery.

Products categories include sublingual tinctures, edibles, topicals, sports recovery, ingestibles, and vapes and flowers, Product categories also include various sub-categories and are distributed to brick-and-mortar resellers, and online merchants. The overall product line, because of its size, is constantly in flux as new products are added and products are culled based on several factors including, but not limited to, consumer acceptance, inventory levels, and replacement as the result of incremental improvement.

Pioneer in the future, intends to offer for sale a majority of its products direct to consumers via its website, https://pioneergreenusa.com/products/.

Consumer markets available to Pioneer Green Farms are extensive. In terms of geography, the products will sell wherever legal and the Company will stipulate to its distribution channels that the products may only be sold to end-user persons eighteen years of age or older (See Item 1A “Risk Factors” for a further explanation of the laws regarding the sale of hemp-derived CBD products).

Product Formulation and Production

Pioneer Green Farms Inc. expects to use its commercial suppliers and contract manufacturers for its product research and development, formulation, quality testing, production and packaging. These suppliers and manufacturers will hold, as required, the necessary regulatory and other licenses/permits specific to each one’s activity. Any and all raw materials constituting active ingredients in its products are routinely tested by a third-party laboratory for purity and consistency of active ingredient concentrations. The Company will develops its own propriety formulas for all its products, which it regards as trade secrets (the Company does not own any patents nor has any pending), and continuously is engaged in both new product development and product incremental improvement with its suppliers. New product development and incremental improvement costs are absorbed by each respective supplier as part of their overhead in providing services to the Company.

Sales Channels

The Company extracts the oils and sells its products directly to wholesale buyers. In addition, the Company intends in the future to develop its own label for the oils and selling its products directly to consumers from its website, from Company-owned stores and through a network of distributors and resellers to represent its product in various markets.

The Markets for Our Products

Market research from BDS Analytics is predicting a compound annual growth rate of 49 percent by 2024 across all distribution channels and that the CBD market, combined with THC products, will create a total market of $45 billion for cannabinoids by 2024. (Forbes, May 20, 2019).

The growth of the market shows that hemp-derived CBD products are becoming “mainstream” as consumers increasingly perceive them as providing wellness benefits.

Competition

Currently, in the United States, there are no businesses that can demonstrate or claim a dominant market share of the growing CBD products market. Competition, outside those companies that provide over .03 percent THC containing CBD in states where that is allowed under state law, is limited to numerous brands with geocentric distribution footprints. Overall, there are no major pharmaceutical manufacturing companies marketing general purpose CBD products into the overall CBD market at this time, although the Company is expecting such an entry in the future. Competition also includes many small regional marketers/packagers of CBD oil containing products that have limited distribution and economic resources.

Employees

The Company has 6 full-time and 2 part-time employees.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. An investor should carefully consider the following risk factors and the other information in this Annual Report before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks.

A pandemic, epidemic or outbreak of an infectious disease in the markets in which the Company operates or that otherwise impacts its facilities and customers could adversely impact the Company’s business.

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, or other public health crisis were to affect the Company’s markets or facilities, or its customers, the Company’s business could be adversely affected. Consequences of the coronavirus outbreak are resulting in disruptions in or restrictions on the Company’s ability to travel and hold live events. If such an infectious disease broke out at the Company’s office, facilities or work sites, its operations may be affected significantly, its productivity may be affected, and the Company may incur increased costs. If the persons and entities with which the Company contracts are affected by an outbreak of infectious disease, its live events may be delayed or cancelled, and the Company may incur increased costs. If the Company’s employees or subcontractors with whom it works were affected by an outbreak of infectious disease, the Company’s labor supply may be affected, and it may incur increased labor costs. In addition, the Company may experience difficulties with certain suppliers or with vendors in its supply chains, and its business could be affected if the Company becomes unable to procure essential equipment, supplies or services in adequate quantities and at acceptable prices. Further, an infectious outbreak may cause disruption to the U.S. economy, or the local economies of the markets in which the Company operates, increase costs associated with its business, affect job growth and consumer confidence, or cause economic changes that the Company cannot anticipate. Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to the Company’s markets or its facilities is difficult to predict and could adversely impact the Company’s business. In response to the COVID-19 situation, federal, state, and local governments (or other governments or bodies) are considering placing, or have placed, restrictions on travel and conducting or operating business activities. Currently those restrictions are very fluid and evolving. the Company has been and will continue to be impacted by those restrictions. Given that the type, degree, and length of such restrictions are not known at this time, the Company cannot predict the overall impact of such restrictions on it, its customers, its subcontractors, and others with whom the Company works or the overall economic environment. As such, the impact these restrictions may have on the Company’s financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material. In addition, due to the speed with which the COVID-19 situation is developing and evolving, there is uncertainty around its ultimate impact on public health, business operations and the overall economy; therefore, the negative impact on the Company’s financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material.

Our industry may become subject to expanded regulation and increased enforcement by the Food and Drug Administration (FDA) and the Federal Trade Commission (FTC)

The FDA under the Federal Food, Drug, and Cosmetic Act regulates the formulation, manufacturing, packaging, labeling, and distribution of food, dietary supplements, drugs, cosmetic, medical devices, biologics, and tobacco products.

Our hemp-derived CBD products are not intended to be drugs. Accordingly, we have not been required to obtain FDA approval for our existing hemp-derived CBD products. Moreover, the regulatory status of hemp-derived CBD products is in a state of flux as FDA attempts to determine the appropriate manner in which to regulate these products. Thus, the regulatory approach is still evolving, and we may be required to seek FDA’s approval to market food and dietary supplements containing hemp-derived CBD. It is also possible that FDA may simply issue a regulation setting forth the conditions in which such products may be marketed, or it may simply prohibit these products. However, because FDA’s regulatory process is in its infancy, we cannot predict the likely outcome. (See preceding Section, “Government Regulation”.) In addition, the FTC under the Federal Trade Commission Act (“FTC Act”) requires that product advertising be truthful, substantiated, and non-misleading. We believe that our advertising meets these requirements. However, the FTC may bring a challenge at any time to evaluate our compliance with the FTC Act.

Increases in the cost of ingredients, labor and other costs could adversely affect our operating results.

Our principal products contain hemp-derived CBD oil. Increases in the cost of ingredients in our products could have a material adverse effect on our operating results. Significant price increases, market conditions, weather, acts of God and other disasters could materially affect our operating results. An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased labor and employee benefit costs and increased energy costs may adversely affect our operating costs. Many of the factors affecting costs are beyond our control and we may not be able to pass along these increased costs to our customers.

We do not have long-term contracts with many of our suppliers, and as a result they could seek to increase prices or fail to deliver.

We typically do not rely on written contracts or long-term arrangements with our suppliers. Although we have not experienced significant problems with our suppliers, our suppliers may implement significant price increases or may not meet our requirements in a timely fashion, if at all. The occurrence of any of the foregoing could have a material adverse effect on our operating results.

Any prolonged disruption in the operations of any of our packaging facilities could harm our business.

Any prolonged disruption in the operations of any facilities that perform our packaging, whether due to technical or labor difficulties, destruction or damage to the facility, real estate issues or other reasons, could result in increased costs and reduced revenues and our profitability and business results could be harmed.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our ability to successfully grow our brand depends on our ability to attract and retain professionals with talent, integrity, enthusiasm, and loyalty to our corporate team. If we are unable to attract or retain key personnel, our profitability and growth potential could be harmed.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and branded products and adversely affect our business.

We depend in large part on our brand and branded products as well as on our proprietary processes and believe that they are especially important to our business. We will need to rely on a combination of trademarks, copyrights, trade secrets and similar intellectual property rights to protect our brand and branded products, however currently the Company holds no trademarks or patents, nor at this time, has any patent pending.

The success of our business depends on our ability to obtain trademarks to increase brand awareness and further develop our branded products in both domestic and international markets. We plan to register, certain trademarks in the United States and may elsewhere. If obtained, we may not be able to adequately protect our trademarks and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. We may from time to time be required to institute litigation to enforce any trademarks or other intellectual property rights we obtain, or to protect our trade secrets. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and business results regardless of whether we are able to successfully enforce our rights.

Pandemics, natural disasters and geo-political events could adversely affect the Company’s business.

Pandemics, natural disasters, including hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes and tsunamis, weather conditions, including winter storms, droughts and tornadoes, whether as a result of climate change or otherwise, and geo-political events, including civil unrest or terrorist attacks, that affect the Company, or other service providers, could adversely affect the Company’s business.

Our current Board of Directors consists of three people

Michael Donaghy - President & CEO

Thomas J. Bellante, CPA, CFO

Beverly Drew, Corporate Secretary

Robert Turner – Director

We do not have any outside Board Directors which could create a conflict of interests and pose a risk from a corporate governance perspective.

Our Board of Directors consists of three directors, which means that we have no outside or independent directors. The lack of independent directors may prevent the Board from being independent from management in its judgments and decisions and its ability to pursue the Board responsibilities without undue influence. For example, an independent Board can serve as a check on management, which can limit management taking unnecessary risks. Furthermore, the lack of independent directors creates the potential for conflicts between management and the diligent independent decision-making process of the Board. Furthermore, our lack of outside directors deprives our company of the benefits of various viewpoints and experience when confronting the challenges we face. With no independent director sitting on the Board of Directors, it will be difficult for the Board to fulfill its traditional role as overseeing management.

We have not fully assessed our internal control over financial reporting. We have previously identified and may in the future identify material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In connection with the preparation of our financial statements as of and for the year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We have addressed and resolved the issues identified in 2022.

We have or are in the process of implementing measures designed further to improve our internal control over financial reporting, including how to remediate the control deficiencies that led to our previously identified material weaknesses, including:

●	the appointment of a Chief Financial Officer in January 2022;

●	the establishment of formalized accounting policies and procedures and internal controls; and
●	the implementation of manual and automated controls to support our overall control environment and the segregation of duties and procedures.

Because we are an emerging growth company, we were not required to include an auditor attestation report on our internal control over financial reporting in our annual report for the year ended December 31, 2022. As a result, we have not yet fully assessed our internal control over financial reporting and are unable to assure that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting, or to avoid potential future material weaknesses.

If we are unable to maintain an effective system of internal control over financial reporting, successfully remediate any existing or future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to FINRA listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.

Risks Relating to Our Financial Condition

Although our financial statements have been prepared on a going concern basis, we must raise additional capital within the next three months to fund our operations in order to continue as a going concern.

Accell Audit & Compliance, PA, our independent registered public accounting firm for the fiscal year ended December 31, 2022, has included an explanatory paragraph in their opinion that accompanies our audited financial statements as of and for the year ended December 31, 2022, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities and debt service needs through June 30, 2023. In order to have sufficient cash to fund our operations beyond June 30, 2023, we will need to raise additional equity or debt capital by June 30, 2023, in order to continue as a going concern and we cannot provide any assurance that we will be successful in doing so.

All businesses are affected by an unstable economy.

Even through there may be downturns in the economy, consumers will always need essential goods and services regardless of the economy. However, economic downturns almost inevitably signal cutbacks in overall spending, which would translate specifically to us as decreased revenue, if any, as we expect that part of our income stream will be commissions on customer purchases and interest on customers’ balances.

We have a limited operating history and operate in a new industry, and we may not succeed.

The consumer products business is a highly competitive and risky business, and such competition from companies much bigger than us could adversely affect our operating results.

We compete with many national, regional, and local businesses. We could experience increased competition from existing or new companies in our channel, which could create increasing pressures to grow ours. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for our products, reduced margins, the inability to take advantage of new business opportunities and the loss of channel share, which would have an adverse effect on our operating results. Other factors that could affect our business are:

●	Consumer tastes
●	National, regional, or local economic conditions

●	Disposable purchasing power
●	Demographic trends; and
●	The price of special ingredients that go into our products.

Our financial statements may not be comparable to those of other companies.

Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of The JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates, and our stockholders and potential investors may have difficulty in analyzing our operating results if comparing us to such companies.

The success of our new and existing products and services is uncertain.

We have committed, and expect to continue to commit, significant resources and capital to develop and market existing product enhancements and new products. We cannot assure you that we will achieve market acceptance for all of our products, or of new products that we may offer in the future. Moreover, these new products may be subject to significant competition with offerings by new and existing competitors. In addition, new products and enhancements may pose a variety of challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new products or enhancements could seriously harm our business, financial condition and results of operations.

We cannot predict our future capital needs and we may not be able to secure additional financing.

We will need to raise additional funds in the future to fund our working capital needs and to fund further expansion of our business. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control, which could adversely affect our ability to satisfy our debt obligations as they become due.

Our sales and operating results can vary significantly from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These factors include:

●	Variations in the timing and volume of our sales
●	The timing of expenditures in anticipation of future sales
●	Sales promotions by us and our competitors
●	Changes in competitive and economic conditions generally
●	Foreign currency exposure

Consequently, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future. The Company’s operating results may vary. We may incur net losses. The Company expects to experience variability in its revenues and net profit. While we intend to fully implement our business plan , we may experience net losses. Factors expected to contribute to this variability include, among other things:

●	The general economy
●	The regulatory environment pertaining to our products
●	Climate, seasonality and environmental factors
●	Consumer demand
●	Transportation costs
●	Competition in products

You should further consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, unanticipated expenses, problems, and technical difficulties may occur and they may result in material delays in the operation of our business, in particular with respect to our new products. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.

As we expand our operations, we may be unable to successfully manage our future growth.

Since inception, our business has grown. This growth has placed substantial strain on our management, operational, financial and other resources. If we are able to continue expanding our operations in the United States and in other countries where we believe our products will be successful, as planned, we may experience periods of rapid growth, which will require additional resources. Any such growth could place increased strain on our management, operational, financial and other resources, and we will need to train, motivate, and manage employees, as well as attract management, sales, finance and accounting, international, technical, and other professionals. In addition, we will need to expand the scope of our infrastructure and our physical resources. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business and results of operations.

Any future litigation could have a material adverse impact on our results of operations, financial condition and liquidity, particularly since we do not currently have director and officer (“D&O”) insurance. Our lack of insurance may also make it difficult for us to retain and attract talented and skilled directors and officers. While we intend to apply for D&O insurance, we cannot guarantee that such application will be accepted.

Despite our significant efforts in product quality control, we face risks of litigation from customers and others in the ordinary course of business, which may divert our financial and management resources. Any adverse litigation or publicity may negatively impact our financial condition and results of operations.

Claims of illness or injury relating to product quality or handling are common in the consumer products industry. While we believe our processes and high standards of quality control will minimize these instances, there is always a risk of occurrence, and so despite our best efforts to regulate quality control, litigation may occur. In that event, our financial condition, operating results and cash flows could be harmed.

From time to time we may be subject to litigation, including potential stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date we have no directors and officers liability (“D&O”) insurance to cover such risk exposure for our directors and officers. Such insurance generally pays the expenses (including amounts paid to plaintiffs, fines, and expenses including attorneys’ fees) of officers and directors who are the subject of a lawsuit as a result of their service to the Company. While we intend to attempt to obtain such insurance, there can be no assurance that we will be able to do so at reasonable rates or at all, or in amounts adequate to cover such expenses should such a lawsuit occur. While neither Florida law nor our articles of incorporation or bylaws require us to indemnify or advance expenses to our officers and directors involved in such a legal action, we expect that we would do so to the extent permitted by Florida law. Without D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Further, our lack of D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

The Company may be unable to manage growth, which may impact its potential profitability.

Successful implementation of the Company’s business strategy requires it to manage its growth. Growth could place an increasing strain on the Company’s management and financial resources. To manage growth effectively, the Company will need to:

●	Establish definitive business strategies, goals and objectives;
●	Maintain a system of management controls; and
●	Attract and retain qualified personnel, as well as develop, train, and manage management-level and other employees.

If the Company fails to manage its growth effectively, its business, financial condition, or operating results could be materially harmed, and the Company’s stock price may decline.

The Company operates in a highly competitive environment, and if it is unable to compete with its competitors, its business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

The Company operates in a highly competitive environment. The Company’s competition includes all other companies that are in the business of entertainment events or other related companies. A highly competitive environment could materially adversely affect the Company’s business, financial condition, results of operations, cash flows and prospects.

The Company may not be able to compete successfully with other established companies offering the same or similar services and, as a result, the Company may not achieve its projected revenue and user targets.

If the Company is unable to compete successfully with other businesses in its existing markets, it may not achieve its projected revenue and/or customer targets. The Company competes with both start-up and established companies. Compared to the Company’s business, some of its competitors may have greater financial and other resources, have been in business longer, have greater name recognition and be better established.

Our prior operating results may not be indicative of our future results.

You should not consider prior operating results with respect to revenues, net income or any other measure to be indicative of our future operating results. The timing and amount of future revenues will depend almost entirely on our ability to sell our products to new customers. Our future operating results will depend upon many other factors, including:

●	The level of product and price competition;
●	Our success in expanding our distribution network and managing our growth;
●	Our ability to develop and market product enhancements and new products;

The timing of product enhancements, activities of and acquisitions by competitors

The Company’s lack of adequate D&O insurance may also make it difficult for it to retain and attract talented and skilled directors and officers.

In the future the Company may be subject to additional litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, the Company has not obtained directors and officers liability (“D&O”) insurance. Without adequate D&O insurance, the amounts the Company would pay to indemnify its officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on the Company’s financial condition, results of operations and liquidity. Furthermore, the Company’s lack of adequate D&O insurance may make it difficult for it to retain and attract talented and skilled directors and officers, which could adversely affect its business.

The Company does not expect to pay dividends in the future; any return on investment may be limited to the value of the Company’s common stock.

The Company does not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on the Company’s common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. The Company’s current intention is to apply net earnings, if any, in the foreseeable future to increasing the Company’s capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of its common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of the Company’s board of directors. If the Company does not pay dividends, its common stock may be less valuable because a return on investment will only occur if its stock price appreciates.

MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our stock price is not quoted or traded on any securities market. The common stock price is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control or unrelated to its operating performance.

The Company’s common stock once quoted or traded will be thinly traded so the company’s stockholders may be unable to sell at or near ask prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate their shares.

An active and visible public trading market for our Common Stock may not develop.

We do not currently have an active or visible trading market. We cannot predict whether an active market for our common stock will ever develop in the future. In the absence of an active trading market:

●	Investors may have difficulty buying and selling or obtaining market quotations;
●	Market visibility for shares of our common stock may be limited; and
●	A lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our Common Stock.

The market price of our common stock may be volatile.

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	Actual or anticipated fluctuations in our quarterly or annual operating results
●	Changes in financial or operational estimates or projections
●	Conditions in markets generally
●	Changes in the economic performance or market valuations of companies similar to ours
●	Announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures, or capital commitments
●	Our intellectual property position; and general economic or political conditions in the United States or elsewhere.

In addition, the securities market has from time-to-time experienced significant price and volume fluctuations that are not related to the operating performance of companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock.

Our issuance of additional common stock or preferred stock may cause our common stock price to decline, which may negatively impact your investment.

Issuances of a substantial number of additional shares of our common or preferred stock, or the perception that such issuances could occur, may cause prevailing market prices for our common stock to decline. In addition, our board of directors is authorized to issue additional series of shares of preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve, or wind up our business and other terms. If we issue cumulative preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease.

Our common stock is subject to the SEC’s penny stock rules and accordingly, broker-dealers may have trouble in completing customer transactions and trading activity in our securities may be adversely affected.

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore would be a “penny stock” according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

●	Make a special written suitability determination for the purchaser;
●	Receive the purchaser’s prior written agreement to the transaction;
●	Provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies;
●	Obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has received the required risk disclosure document before a transaction in a “penny stock” can be completed.

As our common stock is subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell your securities.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock.

OTC Market securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because reporting requirements are less stringent than those of the stock exchanges such as NASDAQ. Patterns of fraud and abuse include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers;
●	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Among the factors that could affect our stock price are:

●	Industry trends and the business situation of our suppliers
●	Actual or anticipated fluctuations in our quarterly financial and operating results and operating results that vary from the expectations of our management or of securities analysts and investors
●	our failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of our future operating results
●	Announcements of strategic developments, acquisitions, dispositions, financings, product developments and other materials events by us or our competitors
●	Regulatory and legislative developments
●	Litigation
●	General market conditions
●	Other domestic and international macroeconomic factors unrelated to our performance
●	Changes in key personnel

Sales by our stockholders of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.

A substantial portion of our total outstanding shares of common stock may be sold into the market at any time, or a substantial portion of our total outstanding shares of preferred stock may be converted to common stock and sold into the market at any time. Some of these shares are owned by the management of the Company, and we believe that such holders have no current intention to either convert their preferred stock into common stock or to sell a significant number of shares of their common stock into the market. If all of the major stockholders were to decide to sell large amounts of stock over a short period of time such sales could cause the market price of our common stock to drop significantly, even if our business is performing well.

Our business is dependent upon continued market acceptance by consumers.

We are substantially dependent on continued market acceptance of our products by consumers. Although we believe that our products in the United States are gaining increasing consumer acceptance, we cannot predict that this trend will continue in the future.

The ability to hire additional qualified employees, and the timing of such hiring and our ability to control costs. We may require additional capital to finance our operations in the future, but that capital may not be available when it is needed and could be dilutive to existing stockholders.

We may require additional capital for future operations. We plan to finance anticipated ongoing expenses and capital requirements with funds generated from the following sources:

●	Cash provided by operating activities
●	Available cash and cash investments
●	Capital raised through debt and equity offerings

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our liquidity, financial condition, results of operations and prospects. Further, if we raise capital by issuing stock, the holdings of our existing stockholders will be diluted.

If we raise capital by issuing debt securities, such debt securities would rank senior to our common stock upon our bankruptcy or liquidation. In addition, we may raise capital by issuing equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, which may adversely affect the market price of our common stock. Finally, upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both.

Requirements associated with being a reporting public company will require significant company resources and management attention.

Our registration statement Form S1 was filed with the U.S. Securities and Exchange Commission (“SEC”) and became effective on June 14, 2022. As a result, we will be subject to the reporting requirements of the Exchange Act and the other rules and regulations of the SEC relating to public companies. We are working with independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as an SEC reporting company. These areas include corporate governance, internal control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal control over financial reporting. However, we cannot provide assurances that these and other measures we may take will be sufficient to allow us to satisfy our obligations as an SEC reporting company on a timely basis.

In addition, compliance with reporting and other requirements applicable to SEC reporting companies will create additional costs for the Company and will require the time and attention of management and may require the hiring of additional personnel and legal, audit and other professionals. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the impact that our management’s attention to these matters will have on our business.

We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, a requirement to present only two years of audited financial statements, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements, although some of these exemptions are available to us as a smaller reporting company (i.e. a company with less than $75 million of its voting equity held by affiliates). We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

We do not expect to pay any cash dividends in the foreseeable future.

We intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and such other factors as our board of directors deems relevant. Accordingly, investors may need to sell their shares of our common stock to realize a return on their investment, and they may not be able to sell such shares at or above the price paid for them.

We can sell additional shares of common stock without consulting stockholders and without offering shares to existing stockholders, which would result in dilution of existing stockholders’ interests in the Company and could depress our stock price.

Our Articles of Incorporation authorize 100,000,000 shares of common stock, of which 23,506,300 were outstanding as of March 31, 2023. Moreover, our Board of Directors is authorized to issue additional shares of our common stock and preferred stock. Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our common stock or preferred stock convertible into common stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares.

Because we will be subject to “penny stock” rules, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). The penny stock rules require a broker-dealer to deliver to its customers a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market prior to carrying out a transaction in a penny stock not otherwise exempt from the rules. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit your ability to buy and sell our stock, which could depress our share price.

FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares, depressing our share price.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Pioneer leases farmland from Bernis C. Drymon and Sylvia Drymon, D/B/A Drymon Citrus Nursery. Pioneer currently operates 4 - 30 ft X 100 ft greenhouses at the Drymon Nursery, 2 of which are thoroughly outfitted with special lighting and other equipment designed to ensure uniform growing conditions after its initial buildout. All CBG, Pioneer’s premium flower, is grown indoors under strict regulations approved by the State of Florida with all licensing documentation at hand. In addition to hemp cultivation, at the Drymon Farm we are also producing peaches, lychee, dragon fruit, passion fruit and longan fruit stock trees for resale.

In January 2022, the Company purchased a second location in Myakka City, Manatee County, Florida.. We believe that these properties are currently sufficient for our operating requirements, and that we will be able to find alternative space suitable for our needs in the event we are unable to renew the Drymon lease upon its expiration.

Item 3. Legal Proceedings.

We are not currently involved in any litigation nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We are seeking to list our stock on the OTC market for trading, but our stock price is not currently quoted or traded on any securities market. The common stock price is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control or unrelated to its operating performance.

Holders

As of March 15, 2023, the number of holders of record of shares of Common Stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 100.

Dividend Policy

The Company paid no dividends in 2022 and will not pay any cash dividends on its Common Stock in 2023 because it intends to retain its earnings, if any, to finance the expansion of its business. Any future declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company’s financial condition, capital requirements, and business condition.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Plan of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our financial statements and the accompanying notes to financial statements and contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned “Risk Factors” in this Annual Report. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Basis of Presentation

The financial statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” and “would” or the negatives of these terms or other comparable terminology.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Form S-1 identify important factors, which you should consider in evaluating our forward-looking statements. These factors include, among other things:

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

Although the forward-looking statements in this Annual Report are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as maybe be required by law, to update this Annual Report or otherwise make public statements updating our forward-looking statements.

Pioneer Greens Farms, Inc. was incorporated in Florida in January 2019. The Company originally entered a joint-venture with Colorado- based Sugar Magnolia Hemp Farms LLC to cultivate hemp in the State of Colorado in 2019.

Due to the Company being based in Florida, it decided to apply for a hemp cultivation license in the State of Florida when the State of Florida legalized hemp production in July 2019. The climate in Florida enables the farm to grow three to four crops per year with much lower overhead as opposed to Colorado where only one crop can be grown annually at higher operational costs in an extremely competitive Colorado marketplace. Pioneer Green Farms entered a 25-year lease of 5 acres from Drymon’s. Drymon’s has been involved in citrus farming in Florida for many decades and has met all the State’s guidelines for licensed applicants. Pioneer owns the farming infrastructure which and controls the revenues from the flower and oil extracts.

Year Ended December 31, 2022, Compared to Year Ended December 31, 2021

Results of Operations

Results of operations for the years ended December 31, 2022, and 2021

The results of operations for the years ended December 31, 2022 and 2021 were as follows:

Pioneer Green Farms Inc.

(Formerly Pioneer Green Farms LLC)

Statements of Operations

For the Years Ended December 31, 2022 & 2021

	December	December
	2022	2021
Revenues	$—	$1,300

General and Administrative Expenses:
Labor and Management	170,731	132,875
General and Administration	320,254	196,016
Depreciation and Amortization	9,057	6,511
	(500,042)	(335,402)

Operating Loss:
Interest Expense	109,819	183
Other (income) Expense	14,609	—
Income (loss) before income taxes	(624,470)	(334,285)

Less Income Tax Expense
Net income (loss) and comprehensive earnings (loss)	$(624,470)	$(334,285)

Weighted average shares	23,072,184	11,697,659

Total Revenues

Total net revenues during twelve months ended December 31, 2022, were $0.00, a decrease of $1,300 compared to year 2021. Revenues in 2021 were related to the sale of the Company’s fruit stock.

Labor and Management

This category includes costs incurred for the cost of labor to plant and harvest hemp at the Company’s two locations. Costs for year ended December 31, 2022, of $170,731and were largely related to expansion of the Company’s growing footprint with the greenhouses on the Drymon Farm and the addition of the Myakka property. Costs of $132,875 in the year ended December 31, 2021, were related to crops in the Drymon farm and the setting up of greenhouses.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2022, increased by $124,238 from the same period in 2021. The increase was due to establishment of a sales and marketing function in 2021 and increased general and administrative costs in 2022 mainly from legal and accounting costs related to the Company’s registered offering and subsequent regulatory filings, and FINRA filing expense recorded in year of 2022.

Depreciation and Amortization Expense

Depreciation expenses for the years ended December 31, 2022, and December 31, 2021, were $9,057 and $6,511, respectively, relating to the Company’s farming equipment and real property.

Interest Expense

Interest expense increased to $109,819 for the year ended December 31, 2022, from $183 for the year ended December 31, 2021, an increase of $109, 636. This increase is due to interest expense for the year ended December 31, 2022, on notes payable to investors to fund the purchase price of the Myakka property in January 2022.

Net Loss

The Net Loss for the year ended December 31, 2022, was $624,470 versus $334,285 for the same period in 2021. The increased loss of $290,185 was largely due to the increase in operating expenses and the expenses relating to the Company’s registered offering of common stock.

Liquidity and Capital Resources

Overview

Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements. Our primary sources of liquidity are additional capital investment and debt.

Before June 2021, the Company collected $209,750 from the sale of member units. In May of 2021, the LLC was converted to a Florida corporation and as of June 28, 2021, with 100,000,000 common shares authorized. As of June 30, 2021, 19,267,000 shares of common stock were issued for the outstanding member units. After June 2021, stock was issued for $100,000 of services and $70,000 cash. At December 31, 2022 the outstanding shares totaled 23,120,000.

On February 9, 2022, the Company filed a Form S-1 for registration under the Securities Act of 1933. As of December 31, 2022, the Company has collected $43,650 in proceeds from the sale of 175,800 of the registered shares.

Cash Flows

As of December 31, 2022, the Company had cash and equivalents of $11,532 compared to $69,089 as of December 31, 2021, and outstanding debt of $943,223 compared to $346,192 as of December 31, 2021.

Cash used in operating activities during the year ended December 31, 2022, was $337,078 compared to $207,014 for 2021. The net loss of $624,470 for the year 2022 was an increase of $290,185 from the net loss of $334,285 in 2021. The increase in net loss was attributable to the increase in interest expense relating to investor notes and expenses relating to the Company’s registered stock offering and FINRA listing.

Cash provided by investing activities during the year ended December 31, 2022, of ($340,254) was primarily related to the purchase of the Myakka property.

Cash provided by financing activities during year 2022 of $619,775 was primarily related to proceeds from long term debt ($330,000), advances from related party loans ($237,856), and proceeds from the sale of common stock ($80,769).

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Recent Developments

On March 17, 2023, the Company received approval for its trading symbol. The S-1 registration statement was closed, and 175,800 shares of common stock were issued to 12 investors for $43,650.

Also, in January 2023, the Company received loans in the amount of $50,000 from related investors.

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

A summary of significant accounting policies is included in Note 2 to the financial statements included in this filing. Of these policies, we believe that the following items are the most critical in preparing our financial statements.

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

ASSESSMENT OF COLLECTABILITY:

●	Recording of Accounts Receivable: All amounts due on physical delivery of the merchandise from the drop shipper, must be promptly recorded as an accounts receivable. Each account receivable must be recorded and maintained until payment is received or the recorded amount is written off or extinguished.
●	An adequate provision for doubtful accounts must be established. When all reasonable efforts fail to collect an account receivable and it has been approved for write off, the related provision for doubtful accounts should be reduced.

●	Statements to Debtors: Statements must be issued to debtors, on a monthly basis, providing meaningful and concise information on the status of their debts.
●	Accounts receivable are considered overdue when a debtor does not pay or resolve the debt within 30 days from the invoice date or a written request for payment to the debtor.
●	All actions taken to collect overdue accounts must be documented.
●	If there is no response after the initial contact at the 30-day point (within 30-day period 60 days from date of invoice), to the Company will take prompt and vigorous action to collect overdue accounts receivable.
●	Accounts receivable, in most cases, should be at least 30 days overdue (i.e., 60 days after invoice notification), before staff advises debtors that their accounts are overdue and that the accounts may be:
o	turned over to a private collection agency;
o	subject to legal action;
o	credit privileges will be revoked; and/or account may be suspended.

Most Recent accounting pronouncements

Refer to Note 2 in the accompanying audited financial statements.

Impact of Most Recent Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

PIONEER GREEN FARMS, INC.

(Formerly Pioneer Green Farms, LLC)

FINANCIAL STATEMENTS

For the Years Ended December 31, 2022, and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Pioneer Green Farms, Inc.

Opinion on the Financial Statements

We have audited the balance sheet of Pioneer Green Farms, Inc. (formerly Pioneer Green Farms, LLC) (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in members’ and shareholders’ equity/(deficit), and cash flows for the each of the two years ended December 31, 2022 and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred net losses and has no revenues. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2021.

Tampa, Florida

April 17, 2023

Pioneer Green Farms Inc.

(Formerly Pioneer Green Farms LLC)

Balance Sheets

December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$11,532	$69,089
Inventory	20,908	—
Other current assets	—	41,000
	32,440	110,089

Property and equipment, net	389,768	73,181
Lease right of use, net	190,314	198,772

Total assets	$612,522	$382,042

Liabilities and Members’ and Shareholders’ Equity
Current liabilities
Accounts payable	$48,504	$12,044
Accruals and other current liabilities	75,397	—
Related party loans	321,214	93,360
Land purchase notes payable, net	287,500	30,000
Short-term portion of leases payable	579	—
	733,194	135,404

Lease liabilities	210,029	210,788
Total liabilities	943,223	346,192

Commitments and Contingencies (Note 7)

Shareholders’ Equity (Deficit)
Common stock, 100,000,000 shares authorized, $0.00001 par value, 23,120,000 and 20,967,000 issued and outstanding at December 31, 2022 and 2021, respectively	231	210
Additional paid in capital	845,538	631,290
Stock subscriptions to be issued	43,650	—
Accumulated deficit	(1,220,120)	(595,650)
	(330,701)	35,850
Total liabilities and shareholders’ and members’ equity	$612,522	$382,042

The accompanying notes are an integral part of these statements.

Pioneer Green Farms Inc.

(Formerly Pioneer Green Farms LLC)

Statements of Operations

For the Years Ended December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021
Revenues	$—	$1,300

General and administrative expenses
Labor and management	170,731	132,875
General and administration	320,254	196,016
Depreciation and amortization	9,057	6,511
	500,042	335,402

Operating loss	(500,042)	(334,102)

Interest expense	109,819	183
Other expense	14,609	—
Loss before income taxes	(624,470)	(334,285)

Less Income tax expense	—	—
Net loss	$(624,470)	$(334,285)

Weighted average shares	23,072,184	11,697,659
Earnings per share - basic and diluted	$(0.03)	$(0.03)

The accompanying notes are an integral part of these statements.

Pioneer Green Farms Inc.

(Formerly Pioneer Green Farms LLC)

Statement of Changes in Members’ and Shareholders’ Equity (Deficit)

For the Years Ended December 31, 2022 and 2021

					Stock
			Additional		subscriptions
	Number of	Common	Paid in	Members’	to be	Accumulated
	shares	stock	Capital	equity	issued	deficit	Total
Balance, December 31, 2020	—	$—	$—	$251,750	$—	$(261,365)	$(9,615)
Sale of member units	—	—	209,750	—	—	209,750	—
Conversion of member capital to common stock	19,267,000	193	461,307	(461,500)	—	—	—
Stock issued for cash	700,000	7	69,993	—	—	—	70,000
Stock issued for services	1,000,000	10	99,990	—	—	—	100,000
Net loss	—	—	—	—	—	(334,285)	(334,285)
Balance, December 31, 2021	20,967,000	$210	$631,290	$—	$—	$(595,650)	$35,850
Stock issued for cash	818,000	8	80,761	—	—	—	80,769
Stock issued for services	135,000	1	13,499	—	—	—	13,500
Stock issued for debt	1,200,000	12	119,988	—	—	—	120,000
Cash collected on registration statement	—	—	—	—	43,650	—	43,650
Net income (loss)	—	—	—	—	—	(624,470)	(624,470)
Balance, December 31, 2022	23,120,000	$231	$845,538	$—	$43,650	$(1,220,120)	$(330,701)

The accompanying notes are an integral part of these statements.

Pioneer Green Farms Inc.

(Formerly Pioneer Green Farms LLC)

Statements of Cash Flow

For the Years Ended December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021
Cash used in Operating activities
Net earnings (loss)	$(624,470)	$(334,285)
Items not affecting cash:
Depreciation and amortization	9,057	6,511
Interest amortization	110,000	—
Loss on disposal of assets	14,609	—
Stock issued for services	13,500	100,000
Changes in non-cash working capital:
Inventory	(20,908)	—
Other current assets	41,000	(31,000)
Right of use asset	8,458	9,359
Accounts payable	36,459	12,044
Other current liabilities	75,397	30,000
Lease liability	(180)	357
Net cash flows from operating activities	(337,078)	(207,014)

Investing activities
Purchase of Property and equipment	(356,298)	(14,478)
Proceeds from sale of assets	16,044	—
Net cash flows from investing activities	(340,254)	(14,478)

Financing activities
Sale of member units	—	209,750
Proceeds from long term debt	330,000	—
Repayments on long term debt	(72,500)	—
Advances from (repayments to) related parties, net	237,856	(17,456)
Stock subscriptions to be issued	43,650	—
Proceeds from sale of stock	80,769	70,000
Net cash flows from financing activities	619,775	262,294

Change in cash and cash equivalents during the year	(57,557)	40,802
Cash and cash equivalents, beginning of the period	69,089	28,287
Cash and cash equivalents, end of the period	$11,532	$69,089

Supplemental disclosures
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Stock issued for debt	$120,000	$—

The accompanying notes are an integral part of these statements.

Pioneer Green Farms Inc.

(Formerly Pioneer Green Farms, LLC)

Notes to the Financial Statements

December 31, 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP”). The Company’s year-end is December 31.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. No allowance for doubtful accounts was recorded for the years ended December 31, 2022 or 2021.

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

Seeds purchased and not planted at period end are recorded as inventory at the cost of the seeds. Crops in the field are not valued separately. The costs to plant seeds are expenses as incurred. Only after harvesting, drying, and extracting the oil is an inventory recorded for the cost of extracting and packaging the oil.

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

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using the straight-line balance method over the estimated useful life of the assets. The Company estimates that the useful life of its buildings and improvements is 15 years and of its machinery and equipment is three to seven years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Impairment of Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. The Company did recognize an impairment losses during 2022. There was no asset impairment during 2021.

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

The carrying value of the Company’s cash, other current assets, accounts payable, accrued expenses and loan from shareholders approximates its fair value due to their short-term maturity.

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

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2022, that are of significance or potential significance to the Company.

Subsequent Events

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed its operations subsequent to December 31, 2022 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company has minimal revenue and accumulated losses of $1,220,120 as of December 31, 2022. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

The Company purchased land in Myakka Florida for a second farm for $319,401, in January 2022, with funds received from investors.

A hurricane and tropical storm, in September and October 2022, destroyed several greenhouses, flooded some fields and damaged some crops. The loss of crops in the field was not recorded because seed crops in the field are not valued. The Company recorded a loss of $14,609 on the loss of the greenhouses.

The following is a summary of property and equipment and accumulated depreciation:

	December 31,	December 31,
	2022	2021
Greenhouses	$47,056	$72,056
Land - Myakka farm	319,401	5,000
Lease hold improvement	—	2,066
Machinery and equipment	36,382	3,320
	402,839	82,422
Accumulated depreciation	13,071	9,261
	$389,768	$73,181

Depreciation expense for the years ended December 31, 2022, and 2021 were $9,057 and $6,511, respectively.

NOTE 5 – LAND PURCHASE NOTES PAYABLE

During December 2021 and January 2022, the Company collected $360,000 from 12 investors to purchase a second farm in Florida. The purchase closed in January 2022 and each investor received a promissory note for $30,000 and 100,000 shares of stock. The notes are payable within one year and the Company recorded $120,000 of prepaid interest on the issuance of the stock. As of December 31, 2022, $110,000 of the interest had been recognized. Repayments of $72,500 occurred during the year ended December 31, 2022.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

As of July 1, 2020, the Company holds a 25-year lease to a 5-acre orange grove and out-buildings. The minimum rent for the property is $1,000 per month. The Company also has a management contract with the landowners, to provide labor and services, at $6,500 per month plus 10% of the gross sales, with conditions. Both the land lease and the management contract increase by 3% each year on July 1st.

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

During the year ended December 31, 2022, the Company recorded $17,500 in lease expense for the land, $7,899 under month-to-month payments for an office lease and $18,200 in subsidy payments for a second office. Cash payments on the lease liability were $12,180.

Lease expense will be $17,500 per year under this lease on a straight-line basis.

Future minimum lease payments are as follows:

FY 2023	$12,922
FY 2024	13,309
FY 2025	13,709
FY 2026	14,120
FY 2027	15,773
Thereafter	323,927
Total future minimum lease payments	393,760
Less imputed interest	(183,152)
Less current portion	(579)
Total operating lease liability	$210,029

The Company has a cost sharing agreement with another company for office space in Palmetto, Florida. The Company’s portion of the rent, CAM and taxes is estimated to be $11,270 annually. The agreement started in March 2021 and can be changed or cancelled at any time.

The Company has a cost sharing agreement with a related party to subsidize rent in the Bradenton area on a month-to-month basis. Total rent payments under this arrangement were $18,200 during the year ended December 31, 2022.

NOTE 7 – RELATED PARTY TRANSACTIONS

At December 31, 2022, and 2021, the Company owed $321,214 and $93,359 to related parties including companies controlled by the CEO and the CEO. These amounts are non-interest bearing and due upon demand.

NOTE 8 – SHAREHOLDERS’ AND MEMBERS’ EQUITY/DEFICIT

In May of 2021, the LLC was converted to a Florida corporation and 19,267,000 shares of common stock were issued for the outstanding member units. After June 2021, stock was issued for $100,000 of services and $70,000 cash. At December 31, 2022 the outstanding shares totaled 23,120,000.

On February 9, 2022, the Company filed a Form S-1 for registration under the Securities Act of 1933 and its application for a trading symbol is under review at FINRA as of December 31, 2022. As of December 31, 2022, the Company had collected $43,650 in proceeds from the sale of 175,800 of the registered shares but had not issued the shares pending the trading symbol approval. These funds are reported as Common stock to be issued.

NOTE 9 – INCOME TAXES

The Company elected to be taxed as a corporation and adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2022 or 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2022 or, 2021. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at December 31, 2022 and 2021 was $280,000 and $95,000, respectively. The net change in valuation allowance during the year ended December 31, 2022 was $185,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2022 and 2021. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Florida.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal and state statutory rate of 25.3% to the income tax amount recorded as of December 31, 2022, and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Accumulated loss	1,220,120	595,650
Book tax differences – stock-based comp	(113,500)	(110,000)
Net operating loss and carryforwards	$1,106,619	$485,600
Effective tax rate	25.3%	25.3%
Deferred tax asset, rounded	280,000	95,000
Less: Valuation allowance, rounded	(280,000)	(95,000)
Net deferred asset	$—	$—

NOTE 10 – SUBSEQUENT EVENTS

In January 2023, the Company received loans in the amount of $50,000 from related investors.

On March 17, 2023, the Company received approval for its trading symbol. During the quarter ended March 31, 2023, 386,300 shares were issue for $68,075.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of December 31, 2022, The Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s three officers, (2) there is no separate audit committee, and (3) the Company has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2022.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

Information with respect to this item will be set forth in the Proxy Statement for the 2023 Annual Meeting of Stockholders (“Proxy Statement”) under the headings “Directors,” “Executive Officers,” “Delinquent Section 16 Reports” and “Corporate Governance” or an amendment to this Annual Report on Form 10-K (“Form 10-K/A”), and is incorporated herein by reference. The Proxy Statement or Form 10-K/A, as the case may be, will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information with respect to this item will be set forth in the Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” or the Form 10-K/A, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item will be set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” or the Form 10-K/A, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item will be set forth in the Proxy Statement under the headings “Related Party Transactions” and “ Director Independence” and is incorporated herein by reference or the Form 10-K/A.

Item 14. Principal Accountant Fees and Services.

Information with respect to this item will be set forth in the Proxy Statement under the headings “Audit and Non-Audit Related Fees” and “Pre-Approval Policy” and is incorporated herein by reference or the Form 10-K/A.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	Articles of Conversion*

3.3	Bylaws*

4.1	Forms of Common Stock Certificate of Pioneer Green Farms, Inc.*

31.1

Certification of Company’s principal executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended December 31, 2022.**

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2022.**

32.1	Certification of the Company’s Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.***

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Incorporated by reference to the Company’s Registration Statement on Form S-I filed with the Commission on February 9, 2022.
**	Filed Herewith
***	Furnished, not filed, in accordance with item 601 (32)(ii) of Regulation S-K

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER GREEN FARMS, INC.

Dated: April 17, 2023	By: /s/ Michael Donaghy
Name: Michael Donaghy
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: April 17, 2023	By: /s/ Thomas Bellante
Name: Thomas Bellante
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2023	By: /s/ Beverley Drew
Name: Beverly Drew
Title: Corporate Secretary

Dated: April 17, 2023	By: /s/ Robert Turner
Name: Robert Turner
Title: Director