Form 10-K/A
period 2022-12-31
Pioneer Green Farms, Inc.
filed 2023-05-01
CIK 1902700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from ____________ to ___________

Pioneer Green Farms, Inc.

(Exact name of registrant as specified in its charter)

Florida	83-3417168
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

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

As of March 31, 2023, there were 23,506,300 shares of registrant’s Common Stock outstanding.

Auditor Name	Auditor Location	Auditor Firm ID
Accell Audit & Compliance, PA	Tampa, Florida	(PCAOB ID 3289)

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2022, of Pioneer Green Farms, Inc. (the “Company”) that we filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety to provide the information we indicated that we would incorporate by reference from our Proxy Statement for the 2023 annual meeting of stockholders in reliance on General Instruction G(3) to Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Other than the items outlined above, this Amendment does not modify or update the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by us with the SEC.

Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our executive officer and director as of the date hereof.

Name	Age	Positions
Michael Donaghy	61	Chairman and CEO
Thomas J. Bellante	74	Chief Financial Officer, Director
Beverly Drew	59	Corporate Secretary
Robert Turner	84	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Michael Donaghy – Chief Executive Officer and Chairman

Michael Donaghy has been President and Chief Executive Officer and member of the Board of Directors of Oxford Investments Holdings Inc. since inception in 2000. From February 2000 to October 2000 he served as Interim President of Zaurak Capital Corp., an e-gaming holding company. In 1999 he formed and was named President and CEO of CyberGaming Inc., a company engaged in the business of internet e-gaming sub-licensing, website creation and hosting. Mr. Donaghy resigned as President and CEO of CyberGaming Inc. in September 2000, just prior to joining Oxford. Mr. Donaghy is also President of Citywebsites.com, a website design company, since March 1995.

Mr. Donaghy has continually served as President, CEO and member of the Board of Oxford until the present day. He oversaw the Company’s shift into credit card processing in 2005 until 2018. In 2018, Mr. Donaghy established Pioneer Green Farms LLC for the purpose of growing industrial hemp in the State of Colorado in expectation of the federal legalization of industrial hemp in the US. Mr. Donaghy’s vision was to grow its own hemp to produce a steady supply of CBD oil for Pioneer Green’s lines of CBD products. In 2019, Pioneer Green Farms started to build a farming infrastructure near Sarasota, Florida to grow hemp in Florida as a way to diversify the Company’s hemp cultivation. In April 2020, Pioneer Green’s Florida agriculture partner, Drymon’s Citrus Nursery, was granted a hemp cultivation license by the state of Florida. Pioneer Green Farms provides funding support for the farming operations, and the farm is currently growing hemp in four greenhouses. Once Health Canada legalizes the sale of CBD in Canada, Oxford is prepared to roll out a nationwide licensing of Pioneer Green CBD retail stores.

Thomas Bellante – Chief Financial Officer, Director

Thomas J. Bellante, CPA, has been practicing in public accounting since 1969. In November 2019, he started the firm of Thomas J. Bellante, CPA, PA where he is the Managing Partner. It is a firm that assists smaller public companies with their SEC filing requirements. From 2012 to 2020, he was the Chief Financial Officer of Garyn Angel Enterprises, Inc., a company that designs, develops, markets and distributes products that provide consumers the ability to refine herbs into topical preparations and ingredients for edibles. He also has been with Surety Accounting Services since their inception in June 2018 until 2019.

Prior to that, he worked with Green & Company, CPA’s since their inception in January 2015 to 2019. He was that Firm’s Audit Quality Control Director. Prior to that he was a member of Warren Averett, LLC, He joined the legacy firm of Pender McNulty & Newkirk in April of 1976. In 1981, he became a partner of that firm. Mr. Bellante led that Firm’s Audit Department and established the SEC Practice Division.

He served as that Firm’s Managing Partner from 1989 to 2005, growing the company to a 52-person CPA firm. Pender Newkirk & Company joined forces with Warren Averett, LLC in January 2013. Mr. Bellante served as a leader of that Firm’s SEC Practice Group.

Mr. Bellante has extensive experience in assisting companies with their initial public offerings, secondary offerings, various Securities and Exchange Commission filings, reverse acquisitions, merger and acquisition planning and analysis, assistance in obtaining bank financing, private placement memorandums and estate tax planning. He is primarily responsible for auditing and tax planning functions for publicly owned companies, including public shells, and private closely held companies.

Mr. Bellante graduated from Hofstra University, in Hempstead, NY; and he is a Certified Public Accountant

Beverly Drew – Corporate Secretary

Beverly Drew has been a successful entrepreneur for over 35 years. She successfully grew two Interior Design firms and high-end furniture showrooms. From 1987 to 2020 she worked as the owner and senior designer of Stafford Interior Design.

Robert Turner – Director

Mr. Turner graduated with a BS Agricultural Engineering from the University of Vermont in 1959 and worked as mechanical designer, quality control engineer, project engineer and program manager with Massy Ferguson, General Electric, Martin Marietta and retired from

Lockheed Martin in 1997. He earned his registered professional mechanical engineer license in Kentucky. He has 35 years’ experience with agricultural machinery, household refrigerator, aerospace missile subsystems, and military armament systems for aircraft, ships and land equipment. He holds 4 US patents assigned to past employers. He gained extensive experience with technical preparation, cost estimates and competitive evaluation of various military systems contract proposals. Post corporate retirement, he has been privately engaged in extensive stock market investment and trading as trustee for his family trust.

Term of Office

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers. The Company is not aware of any proceedings to which any of the Company‚ officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Significant Employees

We have no significant employees.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1. Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2. Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5. Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee

We do not have a separately designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes as needed.

For the fiscal year ending December 31, 2022, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and
2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2022 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2022.

Code of Ethics

As of December 31, 2022, we had not adopted a Code of Ethics. We feel that the small size of our board and management did not warrant the adoption of a Code of Ethics.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2022 and 2021.

Summary Compensation Table
		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)(1)(2)	($)
Michael Donaghy	2021	$0. 00					$0. 00
CEO and Chairman	2022	$0. 00					$0. 00

Thomas J. Bellante	2021	$0. 00		$20,000			$20, 000
CIO and Director	2022	$0. 00					$0. 00

Employment Agreements

The Company does not have any employment agreements with any of our officers and directors, all of whom have performed services on our behalf for no compensation, including Michael Donaghy, CEO, and Thomas J. Bellante, CPA, CFO.

Compensation of Directors

Our board of directors has not received any compensation to date.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2022.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Equity
								Equity	Incentive
								Incentive	Plan
							Market	Plan	Awards:
							Value	Awards:	Market
						Number	of	Number	or Payout
			Equity			of	Shares	of	Value of
			Incentive			Shares	or	Unearned	Unearned
			Plan			or Units	Units	Shares,	Shares,
			Awards:			of	of	Units or	Units or
	Number of	Number of	Number of			Stock	Stock	Other	Other
	Securities	Securities	Securities			That	That	Rights	Rights
	Underlying	Underlying	Underlying	Option		Have	Have	That	That
	Unexercised	Unexercised	Unexercised	Exercise	Option	Not	Not	Have Not	Have Not
	Options (#)	Options (#)	Unearned	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	Options (#)	($)	Date	(#)	($)	(#)	(#)
Michael Donaghy
Thomas J. Bellante
Beverly Drew

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

As of December 31, 2022, we had 23,120,000 common shares outstanding. The following table sets forth certain information regarding our shares of common stock beneficially owned as of December 31, 2022, for (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within sixty (60) days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within sixty (60) days of the date of this Form 10-K/A. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of the Closing Date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following table is: 1301 10th Avenue, East, Suite G, Palmetto, FL 34221.

Name and Address	Shares of Common Stock Owned (1)	Percentage of Common Stock
Michael Donaghy	8,524,000	36.87%
Thomas J. Bellante, CPA	200,000	*
Beverly Drew	624,500	2.69%
Robert Turner	2,325,000	10.06%
Total Officers and Directors (1)	11,673,500	50.49%
>5% Share Shareholders
Oxford Investments Holdings, Inc.	2,000,000	8.65%
1315 Lawrence Avenue East, Suite 520 Toronto, Ontario, Canada M3A 3R3
Mr. and Mrs. Barrie Romkey	1,800,000	6.92%
The Palms, Grace Bay Providenciales Turks & Caicos Islands
Hepp of Clearwater Limited Partnership	1,200,000	5.19%
3073 Woodsong Lane Clearwater, Fl 33761
Gary A.Ubaldini Nicola S.Ubaldini/Tenants Po Box 885 Crystal Beach Fl 34681	1,250,000	5.40%

*Less than 1%

^ Shares are owned by the Robert G. Turner Family Trust, which is deemed to be controlled by Mr. Turner.

(1)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than described below or the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year- end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Parties

We have adopted a related-party transactions policy under which our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our Common Stock, and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related-party transaction with us without the consent of our Board of Directors. If the related party is, or is associated with, a member of our Board, the transaction must be reviewed and approved by our Board, with the interested party recused from the decision. Any request for us to enter into a transaction with a related party in which the amount involved exceeds $120,000 and such party would have a direct or indirect interest must first be presented to our Board for review, consideration and approval. If advance approval of a related-party transaction was not feasible or was not obtained, the related-party transaction must be submitted to the Board as soon as reasonably practicable, at which time the Board shall consider whether to ratify and continue, amend and ratify, or terminate or rescind such related-party transaction. All of the transactions described above were reviewed and considered by, and were entered into with the approval of, or ratification by, our Board of Directors.

During the last two full fiscal years and the current fiscal year or any currently proposed transaction, there are no transactions involving the issuer, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the issuer’s total assets at year-end for its last three fiscal years, except compensation awarded to executives or as otherwise disclosed herein.

Disclosure of Conflicts of Interest

There are no conflicts of interest between the Company and any of its officers or directors.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Although we have not have adopted the independence standards any national securities exchange to determine the independence of directors, the NYSE MKT LLC provides that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of our board of directors, free of any relationship that would interfere with the exercise of independent judgment. Under this standard, our board of directors has determined that Mr. Robert Turner would meet this standard, and therefore, would be considered to be independent.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years ended:

Accell Audit & Compliance, PA

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2022	$17,000	$-	$-	$-
2021	$15,000

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit No.	Description

31.1	Certification of Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended December 31, 2022. **

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2022. **

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

** Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER GREEN FARMS, INC.

Dated: May 1, 2023	By:	/s/ Michael Donaghy
	Name:	Michael Donaghy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 1, 2023	By:	/s/ Thomas Bellante
	Name:	Thomas Bellante
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2023	By:	/s/ Beverley Drew
	Name:	Beverly Drew
	Title:	Corporate Secretary

Dated: May 1, 2023	By:	/s/ Robert Turner
	Name:	Robert Turner
	Title:	Director