Form 10-Q
period 2023-03-31
Pioneer Green Farms, Inc.
filed 2023-05-15
CIK 1902700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

☐ Yes ☒ No

As of May 10, 2023, there were 23,506,300 shares of the issuer’s common stock, $0.00001 par value, outstanding.

Pioneer Green Farms, Inc.

-INDEX-

NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. Such statements include statements regarding our expectations, hopes, beliefs or intentions regarding the future, including but not limited to statements regarding our market, strategy, competition, development plans (including acquisitions and expansion), financing, revenues, operations, and compliance with applicable laws. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. For a more detailed listing of some of the risks and uncertainties facing the Company, please see our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (“SEC”) on April 18, 2023.

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

Item 1. Financial Statements.

Pioneer Green Farms Inc.

Balance Sheets

	Unaudited
	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$1,834	$11,532
Inventory	26,358	20,908
	28,192	32,440

Property and equipment, net	387,382	389,768
Lease right of use, net	188,199	190,314

Total assets	$603,773	$612,522

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable	$51,798	$48,504
Accruals and other current liabilities	75,827	75,397
Related party loans	382,513	321,214
Land purchase notes payable, net	296,500	287,500
Short-term portion of lease payable	684	579
	807,322	733,194
Long-term portion of lease liability	209,830	210,029
Commitments and Contingencies (Note 6)	1,017,152	943,223

Shareholders’ Equity (Deficit)
Common stock, 100,000,000 shares authorized, $0.00001 par value, 23,506,300 and 23,120,000 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	235	231
Additional paid in capital	901,984	845,538
Subscriptions for stock to be issued	—	43,650
Accumulated deficit	(1,315,598)	(1,220,120)
	(413,379)	(330,701)
Total liabilities and shareholders’ deficit	$603,773	$612,522

The accompanying notes are an integral part of these unaudited statements.

Pioneer Green Farms Inc.

Statements of Operations

For the Three Months Ended March 31, 2023 and 2022

Unaudited

	March 31,	March 31,
	2023	2022
Revenues	$—	$—

General and administrative expenses
Labor and management	44,664	32,950
General and administration	38,523	117,461
Depreciation and amortization	2,386	2,452
	85,573	152,863

Operating loss	(85,573)	(152,863)

Interest expense	9,905	20,002
Loss before income taxes	(95,478)	(172,865)

Less Income tax expense	—	—
Net loss	$(95,478)	$(172,865)

Weighted average shares	23,344,607	21,460,542
Loss per share - basic and diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited statements.

Pioneer Green Farms Inc.

Statement of Changes in Shareholders’ Equity (Deficit)

For the Three Months Ended March 31, 2023, and 2022

Unaudited

	Number of	Common	Additional	Stock to	Accumulated
	shares	stock	Paid in Capital	be Issued	deficit	Total
Balance, January 1, 2022	20,967,000	$210	$631,290	$—	$(595,650)	$35,850
Stock issued for cash	840,000	8	84,261	—	—	84,269
Stock issued for debt	1,200,000	12	119,988	—	—	120,000
Net loss	—	—	—	—	(172,865)	(172,865)
Balance, March 31, 2022	23,007,000	230	835,539	—	(768,515)	67,254

Balance, January 1, 2023	23,120,000	231	845,538	43,650	(1,220,120)	(330,701)
Stock issued for cash	210,500	2	12,798	—	—	12,800
Stock to be issued	175,800	2	43,648	(43,650)	—	—
Net loss	—	—	—	—	(95,478)	(95,478)
Balance, March 31, 2023	23,506,300	$235	$901,984	$—	$(1,315,598)	$(413,379)

The accompanying notes are an integral part of these unaudited statements.

Pioneer Green Farms Inc.

Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

Unaudited

	March 31,	March 31,
	2023	2022
Cash used in Operating activities
Net Loss	$(95,478)	$(172,865)
Items not affecting cash:
Depreciation and amortization	2,386	2,452
Interest amortization	10,000	20,000
Changes in non-cash working capital:
Inventory	(5,450)	(1,920)
Prepaid expenses and other assets	—	41,000
Right of use asset	2,115	2,564
Accounts payable and accrued liabilities	3,294	13,534
Other current liabilities	429	43,583
Lease liability	(94)	2
Net cash flows from operating activities	(82,798)	(51,650)

Investing activities
Purchase of Assets	—	(337,225)
Net cash flows from investing activities	—	(337,225)

Financing activities
Proceeds from long term debt	—	360,000
Repayments on long term debt	(1,000)	—
Advances from (repayments to) related parties	61,300	(93,359)
Proceeds from sale of stock	12,800	103,870
Net cash flows from financing activities	73,100	370,511

Decrease in cash during the year	(9,698)	(18,364)
Cash, beginning of the period	11,532	69,089
Cash, end of the period	$1,834	$50,725

Supplemental disclosures of non-cash investing and financing activities
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Stock issued for debt	$—	$1,200,000
Stock issued for registration statement	$43,650	$—

The accompanying notes are an integral part of these unaudited statements.

Pioneer Green Farms Inc.

Notes to the Financial Statements

March 31, 2023

Unaudited

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim financial statements of Pioneer Green Farms are unaudited. These Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2022 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. No allowance for doubtful accounts was recorded for the periods ended March 31, 2023 and December 31, 2022

Inventories

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

Impairment of Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. The Company did not recognize an impairment loss during 2023. There was an asset impairment recognized during the latter part of 2022.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right of use (“ROU”) assets, and operating lease liabilities in our balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the balance sheets.

Right of Use (ROU) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company generally uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease.

Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Recent Accounting Pronouncements

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended March 31, 2023, that are of significance or potential significance to the Company.

Subsequent Events

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed its operations subsequent to March 31, 2023 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company has minimal revenue and accumulated losses of $1,315,598 as of March 31, 2023. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	March 31,	December 31,
	2023	2022
Greenhouses	$47,056	$47,056
Land - Myakka farm	319,401	319,401
Machinery and equipment	36,382	36,382
	402,839	402,839
Accumulated depreciation	15,457	13,071
	$387,382	$389,768

Depreciation expense for the three months ended March 31, 2023 and 2022 were $2,386 and $2,452, respectively.

NOTE 5 – LAND PURCHASE NOTES PAYABLE

During December 2021and January 2022, the Company collected $360,000 from 12 investors to purchase a second farm in Florida. The purchase closed in January 2022 and each investor received a promissory note for $30,000 and 100,000 shares of stock. The notes are payable within one year and the Company recorded $120,000 of prepaid interest on the issuance of the stock. As of March 31, 2023, $120,000 of the interest had been recognized. Repayments of $1,000 and $72,500 occurred during the three months ended March 31, 2023, and the year ended December 31, 2022, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company elected to adopt the policy not to apply the recognition provisions to short term leases, therefore, lease payments under short term leases will be recognized on a straight-line basis over the lease term.

As of July 1, 2020, the Company holds a 25-year lease to a 5-acre orange grove and out-buildings. The minimum rent for the property is $1,000 per month. The Company also has a management contract with the landowners, to provide labor and services, at $6,500 per month plus 10% of the gross sales, with conditions. Both the land lease and the management contract increase by 3% each year on July 1

The land lease has been capitalized, at July 1, 2020, as a right of use asset with an equal right of use liability using a discount rate of 6%. The initial present value of the right-of-use asset and liability was calculated to be $211,460. The Company determined this lease to be an operating lease since the land never transfers to the lessee. The asset value will be reduced on a straight-line basis over the 25-year term. The liability will be increased or reduced by payments by the Company which are below or more than the imputed interest on the outstanding lease liability.

During the three months ended March 31, 2023, the Company recorded $5,714 in lease expense for the land, $1,975 under month-to-month payments for an office lease and $5,100 in subsidy payments for a second office. Cash payments on the lease liability were $3,600.

Lease expense will be $17,500 per year under this lease on a straight-line basis.

Future minimum lease payments are as follows:

FY 2023	$9,739
FY 2024	13,309
FY 2025	13,709
FY 2026	14,120
FY 2027	15,773
Thereafter	322,735
Total future minimum lease payments	389,385
Less imputed interest	(178,871)
Less current portion	(684)
Long-term portion of lease liability	$209,830

The Company has a cost sharing agreement with another company for office space in Palmetto, Florida. The Company’s portion of the rent, CAM and taxes is estimated to be $11,270 annually. The agreement started in March 2021 and can be changed or cancelled at any time.

The Company has a cost sharing agreement with a related party to subsidize rent in the Bradenton area on a month-to-month basis. Total rent payments under this arrangement were $5,100 and $4.5000 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

At March 31, 2023 and December 31, 2022 the Company owed $382,513 and $321,214 to related parties including companies controlled by the CEO and the CEO. These amounts are non-interest bearing and due upon demand.

NOTE 8 – SHAREHOLDERS’ DEFICIT

On February 9, 2022, the Company filed a Form S-1 for registration under the Securities Act of 1933 and its application for a trading symbol is under review at FINRA as of December 31, 2022. As of December 31, 2022, the Company had collected $43,650 in proceeds from the sale of 175,800 of the registered shares, but had not issued the shares pending the trading symbol approval. These funds are reported as Common stock to be issued.

During the three months ended March 31, 2023, the Company issued 175,800 shares for the S-1 stock to be issued and 210,500 shares for $12,800 in additional cash.

At March 31, 2023 the outstanding shares totaled 23,506,300.

NOTE 9 – INCOME TAXES

The Company elected to be taxed as a corporation and adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at March 31, 2023 or December 31, 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at March 31, 2023 or December 31, 2022. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal and state statutory rate of 25.3% to the income tax amount recorded as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Accumulated loss	$1,315,598	$1,220,120
Book tax differences – stock-based comp	(113,500)	(113,500)
Net operating loss and carryforwards	$1,202,098	$1,106,620
Effective tax rate	25.3%	25.3%
Deferred tax asset, rounded	304,000	280,000
Less: Valuation allowance, rounded	(304,000)	(280,000)
Net deferred asset	$—	$—

NOTE 10 – SUBSEQUENT EVENTS

In April 2023, the Company received loans in the amount of $50,000 from a shareholder.

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

Results of Operations during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

For the three months ended March 31, 2023, we generated revenues of $0 compared to $0 for the three months ended March 31, 2022. No miscellaneous sales occurred in the three months ended March 31, 2023.

As a result of no sales, we had no gross profit for the three months ended March 31, 2023, and three months ended March 31, 2022. Continued growth of the consumer market for CBD products and anticipated increases in competition are anticipated to continue to create pressure on sales and gross profit margins going forward.

Our Net Loss for the three months ended March 31, 2023, and March 31, 2022, are ($95,478) and ($172,865) respectfully, a decrease of (45%). Our net loss decreased due to the decrease in general administration expenses and interest expenses. Contracted labor increased by $11,714 due to operations at the 2nd farm. General administration costs decreased by $78,938, due to fewer legal and professional fees relating to our stock offering. Interest amortization decreased by $10,096.

Liquidity and Capital Resources

As of March 31, 2023, we had $603,773 in total assets including cash and cash equivalents of $1,834, as compared to $612,522 in total assets including of cash and cash equivalents of $11,532 of December 31, 2022. The increase in total assets is primarily attributable to the purchase of a 2nd farm in Florida.

As of March 31, 2023, we had total liabilities of $1,017,152 including accounts payable of $51,798, accrual and other current liabilities of $75,827, related party loans of $382,513, notes payable of $296,500, and lease liabilities of $209,830. As of March 31, 2022, we had total liabilities of $943,223 including accounts payable of $48,504, accrual and other current liabilities of $75,397, related party loans of $321,214, notes payable of $287,500, and lease liabilities of $210,029. The increase is mainly due to an increase in related party loans to fund the operations at the new farm and pay interest on notes payable.

Cash Flow from Operating Activities

Net cash used in operations for the three months ended March 31, 2023, was $(82,798) as compared to ($51,650) for the three months ended March 31, 2022.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023, was $0 as compared to ($337,225) for the three months ended March 31, 2022. The decrease was due to the purchase of the new farm in January 2022.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023, was $73,100 as compared to $370,511 for the three months ended March 31, 2022. $61,300 in new related party debt was received in the three months ended March 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of March 31, 2023, The Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s three officers, (2) there is no separate audit committee, and (3) the Company has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2023.

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

(a)Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Articles of Incorporation*
3.2	Articles of Conversion*
3.3	Bylaws*
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2023.**

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2023.**

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

PIONEER GREEN FARMS, INC.

Dated: May 15, 2023	By:	/s/ Michael Donaghy
Name: Michael Donaghy
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2023	By:	/s/ Thomas Bellante
Name: Thomas Bellante
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)