Form 10-K/A
period 2022-12-31
Pioneer Green Farms, Inc.
filed 2023-06-12
CIK 1902700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(AMENDMENT NO. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2022, of Pioneer Green Farms, Inc. (the “Company”) that we filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2023 (the “Original Filing”). This Amendment is being filed to amend and restate Item 7-Recent Developments and Item 8 Subsequent Events in the Notes to the Financial Statements, to remove the inadvertent disclosure that the Company received approval for its trading symbol.

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

Recent Developments

On March 17, 2023, the Company’s S-1 registration statement was closed, and 175,800 shares of common stock were issued to 12 investors for $43,650.

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

During the quarter ended March 31, 2023, 386,300 shares were issued for $68,075.

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

PIONEER GREEN FARMS, INC.

Dated: June 12, 2023	By: /s/ Michael Donaghy
Name: Michael Donaghy
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: June 12, 2023	By: /s/ Thomas Bellante
Name: Thomas Bellante
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 12, 2023	By: /s/ Beverley Drew
Name: Beverly Drew
Title: Corporate Secretary

Dated: June 12, 2023	By: /s/ Robert Turner
Name: Robert Turner
Title: Director