Form 10-Q
period 2023-06-30
Pioneer Green Farms, Inc.
filed 2023-08-17
CIK 1902700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

With copies to:

Elton Norman, Esq.

The Norman Law Firm PLLC

8720 Georgia Avenue, Suite 1000

Silver Spring, MD 20910

Phone: (301)-588-4888              Facsimile: (301) 576-3544

Securities registered pursuant to Section l 2(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value per share	PGFF	N/A

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

☐ Yes ☒ No

As of July 31, 2023, there were 23,506,300 shares of the issuer’s common stock, $0.00001 par value, outstanding.

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

Item 1. Financial Statements.

Pioneer Green Farms Inc.

Balance Sheets

As of June 30, 2023 and December 31, 2022

	Unaudited
	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$9,374	$11,532
Inventory	15,000	20,908
Other current assets	8,458	—
	32,832	32,440

Property and equipment, net	384,970	389,768
Lease right of use, net	177,627	190,314

Total assets	$595,429	$612,522

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$63,612	$48,504
Accruals and other current liabilities	73,987	75,397
Related party loans	496,255	321,214
Land purchase notes payable, net	296,500	287,500
Short-term portion of leases liability	790	579
	931,144	733,194
Lease liability	209,629	210,029
	1,140,773	943,223

Commitments and Contingencies (Note 7)

Shareholders’ Equity
Common stock, 100,000,000 shares authorized, $0.00001 par value, 23,506,300 and 23,120,000 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	235	231
Additional paid in capital	901,984	845,538
Subscriptions for stock to be issued	—	43,650
Accumulated deficit	(1,447,563)	(1,220,120)
	(545,344)	(330,701)
Total liabilities and shareholders’ equity	$595,429	$612,522

The accompanying notes are an integral part of these unaudited statements.

Pioneer Green Farms Inc.

Statements of Operations

For the Three and Six Months Ended June 30, 2023 and 2022

Unaudited

			Six	Six
	Three Months	Three Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenues	$9,295	$—	$9,295	$—
Cost of sales	5,450	—	5,450	—
Gross Profit	3,845	—	3,845	—

General and administrative expenses
Labor and management	42,350	41,843	87,014	74,793
General and administration	89,309	57,710	127,831	175,171
Depreciation and amortization	2,412	2,281	4,798	4,733
	134,071	101,834	219,643	254,697

Operating loss	(130,226)	(101,834)	(215,798)	(254,697)

Interest income	(10)	—	(10)	—
Interest expense	1,749	30,002	11,655	50,003
Loss before income taxes	(131,965)	(131,836)	(227,443)	(304,700)

Less Income tax expense	—	—	—	—
Net loss	$(131,965)	$(131,836)	$(227,443)	$(304,700)

Weighted average shares	23,506,300	22,222,488	23,395,405	21,222,488
Earnings per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited statements.

Pioneer Green Farms Inc.

Statement of Changes in Members' and Shareholders’ Equity (Deficit)

For the Six Months Ended June 30, 2023 and 2022

Unaudited

	Number of	Common	Additional	Stock to	Accumulated
	shares	stock	Paid in Capital	be Issued	deficit	Total
Balance, December 31, 2021	20,967,000	$210	$631,290	$—	$(595,650)	$35,850
Stock issued for cash	840,000	8	84,261	—	—	84,269
Stock issued for debt	1,200,000	12	119,988	—	—	120,000
Net loss	—	—	—	—	(172,865)	(172,865)
Balance, March 31, 2022	23,007,000	230	835,539	—	(768,515)	67,254
Stock issued for cash	(35,000)	(0)	(3,500)	—	(210)	(3,710)
Stock issued for services	35,000	0	3,500	—	—	3,500
Net loss	—	—	—	—	(131,835)	(131,835)
Balance, June 30, 2022	23,007,000	230	835,539	—	(900,560)	(64,791)

Balance, December 31, 2022	23,120,000	231	845,538	43,650	(1,220,120)	(330,701)
Stock issued for cash	210,500	2	12,798	—	—	12,800
Stock to be issued	175,800	2	43,648	(43,650)	—	—
Net loss	—	—	—	—	(95,478)	(95,478)
Balance, March 31, 2023	23,506,300	235	901,984	—	(1,315,598)	(413,379)
Net loss	—	—	—	—	(131,965)	(131,965)
Balance, June 30, 2023	23,506,300	$235	$901,984	$—	$(1,447,563)	$(545,344)

The accompanying notes are an integral part of these unaudited statements.

Pioneer Green Farms Inc.

Statements of Cash Flow

For the Six Months Ended June 30, 2023 and 2022

Unaudited

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash used in Operating activities
Net loss	$(227,443)	$(304,700)
Items not affecting cash:
Depreciation and amortization	4,798	4,733
Debt discount amortization	10,000	50,000
Changes in non-cash working capital:
Inventory	5,908	—
Other current assets	(8,458)	41,000
Right of use asset	12,687	4,679
Accounts payable	15,108	19,452
Accruals and other current liabilities	(1,410)	—
Lease liability	(189)	2
Escrow funds	—	5,000
Net cash flows from operating activities	(188,999)	(176,332)

Investing activities
Purchase of property and equipment	—	(352,313)
Net cash flows from investing activities	—	(352,313)

Financing activities
Proceeds from long term debt	—	330,000
Repayments on long term debt	(1,000)	—
Advances from (repayments to) related parties	175,041	45,077
Proceeds from sale of stock	12,800	100,159
Net cash flows from financing activities	186,841	475,236

Decrease in cash during the year	(2,158)	(53,409)
Cash and cash equivalents, beginning of the period	11,532	69,089
Cash and cash equivalents, end of the period	$9,374	$15,680

Supplemental disclosures of non-cash investing and financing activities
Cash paid for income taxes	$—	$—
Cash paid for interest	$1,749	$—
Stock issued for debt	$—	$120,000

The accompanying notes are an integral part of these unaudited statements.

Pioneer Green Farms Inc.

Notes to the Financial Statements

June 30, 2023

Unaudited

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Pioneer Green Farms LLC was established in the State of Florida on January 25, 2019, to start business operations in the agricultural segment of growing hemp products. On May 10, 2021, the Company was converted to a Florida corporation and changed its name to Pioneer Green Farms, Inc. (the “Company”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim financial statements of the Company are unaudited. These Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2022 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. No allowance for doubtful accounts was recorded for the periods ended June 30, 2023, and December 31, 2022.

Inventories

Inventories are stated at the lower of cost or net realizable value. The Company also determines a reserve for excess and obsolete inventory based on historical usage and projecting the year in which inventory will be consumed into a finished product. The valuation of inventories requires management to make significant assumptions, including the assessment of market value by inventory category considering historical usage, future usage and market demand for their products, and qualitative judgments related to discontinued, slow moving and obsolete inventories.

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

Impairment of Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. The Company did not recognize an impairment loss during the six months ended June 30, 2023. An impairment of $14,609 was recorded in the 4th quarter of 2022 due to storm damage to equipment.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of Topic 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

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

Recent Accounting Pronouncements

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the period ended June 30, 2023, that are of significance or potential significance to the Company.

Subsequent Events

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed its operations subsequent to June 30, 2023, to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company has minimal revenue and accumulated losses of $1,447,563 as of June 30, 2023. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORY

The following is a summary of inventories held:

	June 30,	December 31,
	2023	2022
CDB oil	$15,000	$15,000
Seeds for planting	—	5,908
	—	—
	$15,000	$20,908

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	June 30,	December 31,
	2023	2022
Greenhouses	$47,056	$47,056
Land - Myakka farm	319,401	319,401
Machinery and equipment	36,382	36,382
	402,839	402,839
Accumulated depreciation	17,869	13,071
	$384,970	$389,768

Depreciation expense for the three and six months ended June 30, 2023 and 2022 were $2,412, $2,281, and $4,798 and $4,733, respectively.

NOTE 6 – LAND PURCHASE NOTES PAYABLE

During December 2021 and January 2022, the Company collected $360,000 from 12 investors to purchase a second farm in Florida. The purchase closed in January 2022 and each investor received a promissory note for $30,000 and 100,000 shares of stock. The notes are payable within one year and the Company recorded $120,000 of prepaid interest on the issuance of the stock. As of June 30, 2023, $120,000 of the interest had been recognized. Repayments of $1,000 and $72,500 occurred during the six months ended June 30, 2023, and the year ended December 31, 2022, respectively. All outstanding notes have been extended to due on demand.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company elected to adopt the policy not to apply the recognition provisions to short term leases, therefore, lease payments under short term leases will be recognized on a straight-line basis over the lease term.

As of July 1, 2020, the Company holds a 25-year lease to a 5-acre orange grove and out-buildings. The minimum rent for the property is $1,000 per month. The Company also has a management contract with the landowners, to provide labor and services, at $6,500 per month plus 10% of the gross sales, with conditions. Both the land lease and the management contract increase by 3% each year on July 1. These costs are reported as “Labor and management” on the Statement of Operations.

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

During the six months ended June 30, 2023, the Company recorded $10,229 in lease expense for the land, $3,950 under month-to-month payments for an office lease and $8,600 in subsidy payments for a second office. Cash payments on the lease liability were $6,000.

During the three months ended June 30, 2023, the Company recorded $4,192 in lease expense for the land, $1,975 under month-to-month payments for an office lease and $3,500 in subsidy payments for a second office.  Cash payments on the lease liability were $3,000.

Lease expense will be $17,500 per year under this lease on a straight-line basis.

Future minimum lease payments are as follows:

FY 2023	$6,556
FY 2024	13,309
FY 2025	13,709
FY 2026	14,120
FY 2027	15,773
Thereafter	321,543
Total future minimum lease payments	385,010
Less imputed interest	(174,591)
Less current portion	(790)
Total operating lease liability	$209,629

The Company has a cost sharing agreement with another company for office space in Palmetto, Florida. The Company’s portion of the rent, CAM and taxes is estimated to be $11,270 annually. The agreement started in March 2021 and can be changed or cancelled at any time.

The Company has a cost sharing agreement with a related party to subsidize rent in the Bradenton area on a month-to-month basis. Total rent payments under this arrangement were $5,100 and $4,500 for the six months ended June 30, 2023, and 2022, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

At June 30, 2023 and December 31, 2022 the Company owed $496,255 and $321,214 to related parties including companies controlled by the CEO and the CEO. These amounts are non-interest bearing and due upon demand.

NOTE 9 – SHAREHOLDERS’ DEFICIT

During the six months ended June 30, 2023, the Company issued 175,800 shares for the S-1 stock to be issued and 210,500 shares for $12,800 in additional cash.

At June 30, 2023 the outstanding shares totaled 23,506,300.

NOTE 10 – INCOME TAXES

The Company elected to be taxed as a corporation and adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at June 30, 2023 or December 31, 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at June 30, 2023 or December 31, 2022. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal and state statutory rate of 25.3% to the income tax amount recorded as of June 30, 2023, and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Accumulated loss	$1,447,563	$1,220,120
Book tax differences – stock-based comp	(113,500)	(113,500)
Net operating loss and carryforwards	$1,334,063	$1,106,619
Effective tax rate	25.3%	25.3%
Deferred tax asset, rounded	337,500	280,000
Less: Valuation allowance, rounded	(337,500)	(280,000)
Net deferred asset	$—	$—

NOTE 11 – SUBSEQUENT EVENTS

On August 1, 2023, the Company assumed the remaining ten months of the office lease from a formerly related Company. The lease expense will be split with another entity with monthly payments of $659 applied to the Company.

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

Results of Operations during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

For the six months ended June 30, 2023, we generated revenues of $9,295 compared to $0 for the six months ended June 30, 2022.

We had gross profit of $3,845 for the six months ended June 30, 2023, and gross profit of $0 six months ended June 30, 2022, due to no sales. Continued growth of the consumer market for CBD products and anticipated increases in competition are anticipated to continue to create pressure on sales and gross profit margins going forward.

Our Net Loss for the six months ended June 30, 2023, and June 30, 2022, are ($227,443) and ($304,700) respectively, a decrease of (25.36%). Our net loss decreased due to the decrease in general administration expenses and interest expenses. Contracted labor increased by $12,221 due to increase in planting of crops at the locations and the construction of additional greenhouses. General administration costs decreased by $47,340, due to fewer legal and professional fees relating to our stock offering. Interest amortization decreased by $38,348.

Results of Operations during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

For the three months ended June 30, 2023, we generated revenues of $9,295 compared to $0 for the three months ended June 30, 2022.

We had gross profit of $3,845 for the three months ended June 30, 2023, and gross profit of $0 three months ended June 30, 2022, due to no sales. Continued growth of the consumer market for CBD products and anticipated increases in competition are anticipated to continue to create pressure on sales and gross profit margins going forward.

Our Net Loss for the three months ended June 30, 2023, and June 30, 2022, are ($131,965) and ($131,836) respectively, an increase of less than one percent. Our net loss increased slightly during this period due to an increase in general administration expenses of $31,599 for the three months ended June 30, 2023, and a decrease in interest expense of $28,253 during the same period. General and administration expenses were $89,309 for the three months ended June 30, 2023, compared to $57,710 for the three months ended June 30, 2022. These expenses have increased due to the additional costs of being a public company. Contracted labor increased by $507. Interest amortization decreased by $28,253.

Liquidity and Capital Resources

As of June 30, 2023, we had $595,429 in total assets including cash and cash equivalents of $9,374, as compared to $612,522 in total assets including of cash and cash equivalents of $11,532 of December 31, 2022. The decrease in total assets is primarily attributable to the amortization of our Lease, right of use.

As of June 30, 2023, we had total liabilities of $1,140,773 including accounts payable of $63,612, accrual and other current liabilities of $73,987, related party loans of $496,255, notes payable of $296,500, and lease liabilities of $210,419. As of June 30, 2022, we had total liabilities of $943,223, including accounts payable of $48,504, accrual and other current liabilities of $73,397, related party loans of $321,214, notes payable of $287,500, and lease liabilities of $210,608. The decrease in total liabilities is mainly due to an increase in related party loans to fund the operations at the new farm and pay interest on notes payable.

Cash Flow from Operating Activities

Net cash used in operations for the six months ended June 30, 2023, was ($188,999) as compared to ($176,332) for the six months ended June 30, 2022.  The increase was due to costs related to planting more crops and filing quarterly and annual reports as a public company.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023, was $0 as compared to ($352,313) for the six months ended June 30, 2022. The decrease was due to the purchase of the new farm in January 2022.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023, was $186,841 as compared to $475,236 for the six months ended June 30, 2022. $175,041 in new related party debt was received in the six months ended June 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of June 30, 2023, The Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s three officers, (2) there is no separate audit committee, and (3) the Company has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of June 30, 2023.

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
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2023.**

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2023.**

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

PIONEER GREEN FARMS, INC.

Dated: August 17, 2023	By:	/s/ Michael Donaghy
	Name:	Michael Donaghy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 17, 2023	By:	/s/ Thomas Bellante
	Name:	Thomas Bellante
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)