Form 10-Q
period 2023-09-30
Pioneer Green Farms, Inc.
filed 2023-11-16
CIK 1902700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

☐ Yes ☒ No

As of November 10, 2023, there were 23,506,300 shares of the issuer’s common stock, $0.00001 par value, outstanding.

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

Item 1. Financial Statements.

Pioneer Green Farms Inc.

Balance Sheets

As of September 30, 2023, and December 31, 2022

	Unaudited
	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$13,598	$11,532
Inventory	15,000	20,908
	28,598	32,440

Property and equipment, net	386,155	389,768
Lease right of use, net	191,279	190,314
Total assets	$606,032	$612,522

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable	$63,724	$48,504
Other current liabilities	—	75,397
Related party loans	667,752	321,214
Land purchase notes payable, net of $10,000 discount as of December 31, 2022	296,500	287,500
Short-term portion of lease liability	9,062	579
	1,037,038	733,194
Lease liability, less short-term portion	209,325	210,029
Total liabilities	1,246,363	943,223

Commitments and Contingencies (Note 7)

Shareholders’ Deficit
Common stock, 100,000,000 shares authorized, $0.00001 par value, 23,506,300 and 23,120,000 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	235	231
Additional paid in capital	901,984	845,538
Subscriptions for stock to be issued	10,100	43,650
Accumulated deficit	(1,552,650)	(1,220,120)
Total shareholders’ deficit	(640,331)	(330,701)
Total liabilities and shareholders’ deficit	$606,032	$612,522

The accompanying notes are an integral part of these unaudited statements.

Pioneer Green Farms Inc.

Statements of Operations

For the Three and Nine Months Ended September 30, 2023, and 2022

Unaudited

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Revenues	$—	$—	$9,295	$—
Cost of sales	—	—	5,450	—
Gross profit	—	—	3,845	—

General and administrative expenses
Labor and management	22,300	45,760	109,314	120,553
General and administration	79,692	56,961	207,523	232,132
Depreciation and amortization	2,465	3,213	7,263	7,946
	104,457	105,934	324,100	360,631

Operating loss	(104,457)	(105,934)	(320,255)	(360,631)

Interest expense	(641)	(29,909)	(12,295)	(79,912)
Other income, net	10	4,184	20	4,184
Loss before income taxes	(105,088)	(131,659)	(332,530)	(436,359)

Less Income tax expense	—	—	—	—
Net loss	$(105,088)	$(131,659)	$(332,530)	$(436,359)

Weighted average shares	23,506,300	23,120,000	23,428,474	22,313,071
Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited statements.

Pioneer Green Farms Inc.

Statement of Changes in Shareholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2023 and 2022

Unaudited

	Number of	Common	Additional	Stock to	Accumulated
	Shares	Stock	Paid in Capital	be Issued	Deficit	Total
Balance, December 31, 2021	20,967,000	$210	$631,290	$—	$(595,650)	$35,850
Stock issued for cash	840,000	8	84,261	—	—	84,269
Stock issued for debt	1,200,000	12	119,988	—	—	120,000
Net income (loss)	—	—	—	—	(172,865)	(172,865)
Balance, March 31, 2022	23,007,000	230	835,539	—	(768,515)	67,254
Stock issued for cash	(35,000)	—	(3,500)	—	(210)	(3,710)
Stock issued for services	35,000	—	3,500	—	—	3,500
Net income (loss)	—	—	—	—	(131,835)	(131,835)
Balance, June 30, 2022	23,007,000	230	835,539	—	(900,560)	(64,791)
Stock issued for cash	13,000	—	—	—	—	—
Stock issued for services	100,000	1	9,999	—	—	10,000
Cash collected on registration statement	—	—	—	30,150	—	30,150
Net income (loss)	—	—	—	—	(131,659)	(131,659)
Balance, September 30, 2022	23,120,000	$231	$845,538	$30,150	$(1,032,219)	$(156,300)

Balance, December 31, 2022	23,120,000	$231	$845,538	$43,650	$(1,220,120)	$(330,701)
Stock issued for cash	210,500	2	12,798	—	—	12,800
Stock issued form registration statement	175,800	2	43,648	(43,650)	—	—
Net income (loss)	—	—	—	—	(95,478)	(95,478)
Balance, March 31, 2023	23,506,300	235	901,984	—	(1,315,598)	(413,379)
Net income (loss)	—	—	—	—	(131,964)	(131,964)
Balance, June 30, 2023	23,506,300	235	901,984	—	(1,447,562)	(545,343)
Cash collected on registration statement	—	—	—	10,100	—	10,100
Net income (loss)	—	—	—	—	(105,088)	(105,088)
Balance, September 30, 2023	23,506,300	$235	$901,984	$10,100	$(1,552,650)	$(640,331)

The accompanying notes are an integral part of these unaudited statements.

Pioneer Green Farms Inc.

Statement of Cash Flows

For the Nine Months Ended September 30, 2023, and 2022

Unaudited

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash used in Operating activities
Net loss	$(332,530)	$(436,359)
Items not affecting cash:
Depreciation	7,263	7,946
Debt discount amortization	10,000	79,912
Shares issued for services	—	10,000
Changes in non-cash working capital:
Inventory	5,908	(350)
Other current assets	22,493	41,000
Right of use asset	(20,897)	6,344
Accounts payable	15,220	24,272
Other current liabilities	(74,159)	67,261
Lease liability	6,541	(87)
Net cash flows use in operating activities	(360,161)	(200,061)

Investing activities
Purchase of Assets	(3,650)	(359,175)
Net cash flows used in investing activities	(3,650)	(359,175)

Financing activities
Proceeds from land purchase notes payable	—	330,000
Repayments on land purchase notes payable	(1,000)	(15,000)
Advances from (repayments to) related parties, net	343,977	82,305
Subscriptions for stock to be issued	10,100	30,150
Proceeds from sale of stock	12,800	100,159
Net cash flows provided by financing activities	365,877	527,614

Increase (decrease) in cash during the year	2,066	(31,622)
Cash and cash equivalents, beginning of the period	11,532	69,089
Cash and cash equivalents, end of the period	$13,598	$37,467

Supplemental disclosures
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Non-cash investing and financing activities
Stock issued for debt	$—	$1,200,000

The accompanying notes are an integral part of these unaudited statements.

Pioneer Green Farms Inc.

Notes to the Financial Statements

September 30, 2023

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

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. No allowance for doubtful accounts was recorded for the periods ended September 30, 2023, and December 31, 2022.

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

Impairment of Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. The Company did not recognize an impairment loss during the nine months ended September 30, 2023. An impairment of $14,609 was recorded in the 4th quarter of 2022 due to storm damage to equipment.

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

Recent Accounting Pronouncements

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2023, that are of significance or potential significance to the Company.

Subsequent Events

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed its operations subsequent to September 30, 2023, to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company has minimal revenue and accumulated losses of $1,552,650 as of September 30, 2023. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – INVENTORY

The following is a summary of inventories held:

	September 30,	December 31,
	2023	2022
CDB oil	$15,000	$15,000
Seeds for planting	—	5,908
	$15,000	$20,908

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	September 30,	December 31,
	2023	2022
Greenhouses and outbuildings	$50,706	$47,056
Land - Myakka farm	319,401	319,401
Machinery and equipment	36,382	36,382
	406,489	402,839
Accumulated depreciation	20,344	13,071
	$386,155	$389,768

Depreciation expenses for the three months ended September 30, 2023, and 2022, were $2,465, $3,213, respectively, and for the nine months ended September 30, 2023, were $7,263 and $7,946, respectively.

NOTE 6 – LAND PURCHASE NOTES PAYABLE

During December 2021 and January 2022, the Company collected $360,000 from 12 investors to purchase a second farm in Florida. The purchase closed in January 2022 and each investor received a promissory note for $30,000 and 100,000 shares of stock. The notes are payable within one year and the Company recorded $120,000 of prepaid interest on the issuance of the stock, which has been fully recognized as of September 30, 2023. Repayments of $1,000 and $72,500 occurred during the nine months ended September 30, 2023, and the year ended December 31, 2022, respectively. All outstanding notes are due on demand.

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

The land lease has been capitalized, on July 1, 2020, as a right of use asset with an equal right of use liability using a discount rate of 6%. The initial present value of the right-of-use asset and liability was calculated to be $211,460. The Company determined this lease to be an operating lease since the land never transfers to the lessee. The asset value will be reduced on a straight-line basis over the 25-year term. The liability will be increased or reduced by payments by the Company which are below or more than the imputed interest on the outstanding lease liability.

On August 1, 2023, the Company acquired the remaining portion of an operating lease for office space in Palmetto from a related party. This lease has 10 months left on the original term of 36 months. The Company recorded a carry-over right-to-use asset $9,137 and a carry-over lease liability of $10,156 based on the original terms using a discount rate of 6%. The Company determined this lease to be an operating lease since the office space never transfers to the lessee. The asset value will be reduced on a straight-line basis over the remaining 10-month term. The liability will be increased or reduced by payments by the Company which are below or more than the imputed interest on the outstanding lease liability.

The Company has a cost sharing agreement with a related party to subsidize rent in the Bradenton area on a month-to-month basis. Total rent payments under this arrangement were $4,000 and $12,600 for the nine months ended September 30, 2023, and 2022, respectively.

The following table provides disclosure on the leases as of September 30, 2023:

	Right of		Future Minimum	Imputed	Current portion
Description	use Asset	Lease Liability	Payments	Interest	Lease Liability
Lease for Farm	$183,970	$210,225	$380,635	$170,409	$901
Lease for Office	7,309	8,162	8,344	183	8,161

Totals	$191,279	$218,387	$388,979	$170,592	$9,062

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2023	September 30, 2023	September 30, 2023	Annual
	Recorded	Cash Paid on	Recorded	Cash Paid on	Stright-line
	Lease Expense	Lease Liability	Lease Expense	Lease Liability	Lease expense
Lease for Farm	$2,739	$3,000	$12,760	$9,000	$17,500
Lease for Office	2,085	3,129	7,507	6,951	11,974
Cost Sharing Month to Month	4,000	—	12,600	—	—

Totals	$8,824	$6,129	$32,867	$15,951	$29,474

	Farm lease	Office Lease	Totals
Future minimum lease payments
2023	$3,278	3,129	$6,407
2024	13,309	5,215	18,524
2025	13,709		13,709
2026	14,120		14,120
2027	15,773		15,773
There after	320,446		320,446
Total future minimum lease payments	$380,635	8,344	388,979
Less imputed interest			(170,592)
			218,387
Less current portion			(9,062)
Total operating lease liability			$209,325

NOTE 8 – RELATED PARTY TRANSACTIONS

At September 30, 2023 and December 31, 2022 the Company owed $667,752 and $321,214 to related parties, including companies controlled by the CEO. These amounts are non-interest bearing and due upon demand.

NOTE 9 – INCOME TAXES

The Company elected to be taxed as a corporation and adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position on September 30, 2023 or December 31, 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expenses and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties on September 30, 2023, or December 31, 2022. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal and state statutory rate of 25.3% to the income tax amount recorded as of September 30, 2023, and December 31, 2022, are as follows:

	September 30, 2023	December 31, 2022
Accumulated loss	$1,552,650	$1,220,120
Book tax differences – stock-based comp	(113,500)	(113,500)
Net operating loss and carryforwards	$1,439,149	$1,106,619
Effective tax rate	25.3%	25.3%
Deferred tax asset, rounded	364,100	280,000
Less: Valuation allowance, rounded	(364,100)	(280,000)
Net deferred asset	$—	$—

NOTE 10 – SUBSEQUENT EVENTS

On November 1, 2023, the Company acquired 100% of the membership interest of Florida Partners Health and Wellness LLC (FL Partners), of Palmetto Florida, from a former related party for $40,000 in stock. FL Partners has CBD product inventory, a retail outlet, and a website selling CBD products. The new acquisition will report on its activity as a subsidiary of Pioneer Green Farms, Inc, providing a retail sales platform for Pioneer Green products and its own CBD and other health and wellness products.

The pro forma statements, including the activity of Pioneer Green Farms Inc and Florida Partners Health and Wellness LLC, as if the acquisition occurred on January 1, 2022, are as follows:

Pro Forma Consolidated Balance Sheets
As of September 30, 2023, and December 31, 2022

Unaudited

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$13,906	$12,768
Inventory	90,662	95,881
Other current assets	16,731	—
	121,299	108,649

Property and equipment, net	389,370	391,687
Lease right of use, net	175,512	190,314
Other assets	964	—
Total assets	$687,145	$690,650

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$66,475	$53,458
Accruals and other current liabilities	668	—
Related party loans	705,443	425,712
Land purchase notes payable, net	296,500	287,500
Short-term portion of leases liability	9,062	580
	1,078,148	767,250

Lease liability	209,325	210,029
	1,287,473	977,279
Shareholders' Equity
Common stock, 100,000,000 shares authorized, $0.00001 par value, 23,506,300 and 23,120,000 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	239	235
Additional paid in capital	947,972	901,062
Subscriptions for stock to be issued	10,100	43,650
Accumulated deficit	(1,558,639)	(1,231,576)
	(600,328)	(286,629)
Total liabilities and shareholders' equity	$687,145	$690,650

Pro Forma Consolidated Statements of Operations

Unaudited

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2023	2022
Revenues	$14,331	$5,890
Cost of sales	6,850	3,811
Gross profit	7,482	2,079

General and administrative expenses
Labor and management	109,314	120,553
General and administration	216,953	242,167
Depreciation and amortization	7,681	8,364
	333,948	371,084

Operating loss	(326,466)	(369,005)
Interest expense	12,295	83,002
Other (income) expense	(238)	183,919
Loss before income taxes	(338,523)	(635,926)
Less Income tax expense	—	—
Net loss	$(338,523)	$(635,926)

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

In November 2023, the Company launched two new products, Ink Bomb Tattoo Healing Spray and Healing Wash, and Big Banana Organic Libido Enhancer for His and Hers.  The Company expects to benefit from this growing market and is optimistic that these products will generate a new revenue stream. These products will be marketed and sold directly by the Company, and through affiliate sales partner programs.

Also, in November 2023, the Company acquired one hundred percent (100%) of the membership interests of Florida Partners Health and Wellness, LLC of Palmetto Florida (“Florida Partners”) from Oxford Investments Holdings, Inc. for Forty-thousand dollars ($40,000) worth of the Company’s common stock, or 4,000,000 shares.  The Company will operate Florida Partners as a wholly owned subsidiary and plans to sell products through its website and retail store.

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

Since our inception, we devoted substantially all of our efforts and funding to planting and harvesting hemp for extraction and raising capital. We have not yet generated revenues from our planned operations.  However, in November 2023 the Company  launched two new products, Ink Bomb Tattoo Healing Spray and Healing Wash, and Big Banana Organic Libido Enhancer for His and Hers,

which the Company expects will generate revenue.  The Company also acquired Florida Partners and plans to sell products through its website and retail store.

Results of Operations during the three months ended September 30, 2023, as compared to the three months ended September 30, 20223.

For the three months ended September 30, 2023, we generated other income of $0 compared to $0 for the three months ended September 30, 2022.  Our Gross Profit from the sale of all products for the three months ended September 30, 2023, and three months ended September 30, 2022, was $0 and $0 respectively.

Our Net Loss for the three months ended September 30, 2023, and September 30, 2022, are ($105,088) and ($131,659) respectively, a decrease of (20%). Our net loss decreased primarily due to a reduction of interest expense. General administration costs decreased by ($1,477), due to the reduction in labor cost though this was offset by an increase in general and administration expenses, due to our costs for public reporting.

Results of Operations during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, we generated revenues of $9,295 compared to revenues of $0 for the nine months ended September 30, 2022. This revenue was from recycling scrap metal occurring in the nine months ended September 30, 2023.

Our Gross Profit from the sale of all products for the nine months ended September 30, 2023, and nine months ended September 30, 2022, was $3,845 and $0 respectively. Continued growth of the consumer market for CBD products and anticipated increases in competition are anticipated to continue to create pressure on gross profit margins.

Our Net Loss for the nine months ended September 30, 2023, and September 30, 2022, are ($332,530) and ($436,359) respectfully, a decrease of $103,829 or 24%. Our net loss decreased due to reduced costs for labor and management, general administration and interest expense, and depreciation and amortization. Interest amortization decreased by $67,617.

Liquidity and Capital Resources

As of September 30, 2023, we had $606,032 in total assets including cash and cash equivalents of $13,598, as compared to $612,522 in total assets including of cash and cash equivalents of $11,532 as of December 31, 2022. The decrease in total assets is primarily attributable to the reduction of inventory and the depreciation of property and equipment.

As of September 30, 2023, we had total liabilities of $1,246,363 including accounts payable of $63,724, related party loans of $667,752, notes payable of $295,500, lease liabilities of $209,325 as compared to accounts payable of $48,504, other current liabilities of $75,397, related party loans of $321,214, notes payable of $287,500, lease liabilities of $210,029 as of December 31, 2022. The increase is mainly due the increase in related party loans.

Cash Flow from Operating Activities

Net cash used in operations for the nine months ended September 30, 2023, was $(360,161) as compared to ($200,061) for the nine months ended September 30, 2022.

Cash Flow from Investing Activities

Net cash used in by investing activities for the nine months ended September 30, 2023, was ($3,650) as compared to ($359,175) for the nine months ended September 30, 2022.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023, was $ 365,877 as compared to $527,614 for the nine months ended September 30, 2022. Loan proceeds, advances from related party debt, subscriptions for stock, and proceeds from the sale of stock were received in the nine months ended September 30, 2023.

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company had planned to repay the land purchase notes by February 2023 but extended the repayment to on or before February 2024, when it expects to have income from product sales, or raising funds from investors.

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
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2023.**

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2023.**

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

PIONEER GREEN FARMS, INC.

Dated: November 16, 2023	By:	/s/ Michael Donaghy
	Name:	Michael Donaghy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 16, 2023	By:	/s/ Thomas Bellante
	Name:	Thomas Bellante
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)