Form 10-K
period 2023-12-31
Pioneer Green Farms, Inc.
filed 2024-04-05
CIK 1902700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from                                to

Commission File No. 333-262600

Pioneer Green Farms, Inc.

(Exact name of registrant as specified in its charter)

Florida	83-3417168
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1301 10th Avenue, East, Suite G

Palmetto, FL 34221

Tel: (727) 304-8003

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section l 2(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

As of June 30, 2023, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $820,800 based on the price determined by the Company’s Board of Directors.

As of April 1, 2024, there were 25,456,300 shares of registrant’s Common Stock outstanding.

PIONEER GREEN FARMS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2023

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

As discussed below, we now operate at two locations, and we expect that each harvest will meet more than the minimum 1500 pounds required for extraction. Our plan is to sell the extracted oil to wholesale buyers. The goal is to create a CBD company that can produce high quality products. Pioneer leases farmland from Bernis C. Drymon and Sylvia Drymon, D/B/A Drymon Citrus Nursery. Pioneer currently operates 4 - 30 ft X 100 ft greenhouses at the Drymon Nursery, 2 of which are thoroughly outfitted with special lighting and other equipment designed to ensure uniform growing conditions after its initial buildout. All CBG, Pioneer’s premium flower, is grown indoors under strict regulations approved by the State of Florida with all documentation at hand. In addition to hemp cultivation, at the Drymon Farm we are also producing peaches, lychee, dragon fruit, passion fruit and longan fruit stock trees for resale.

Pioneer leases farmland from Bernis C. Drymon and Sylvia Drymon, D/B/A Drymon Citrus Nursery. Drymon has met all Florida THC testing and operations guidelines, as well as all facility inspections. Pioneer has also obtained a license from the State of Florida, Department of Agriculture and Consumer Services for growing fruitstock trees. Drymon’s Citrus Nursery has a license for hemp cultivation from the State of Florida Department of Agriculture and Consumer Services. The Company’s lease agreement with Drymon Nursery allows the Company to use and control the Drymon hemp cultivation license. In addition, both Bernis C. Drymon and Sylvia Drymon are employees of the Company.

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

The Company’s primary business is the cultivation, harvest, extraction, and sales of hemp-derived CBD oil to wholesale buyers. CBD oil can be used to produce products containing hemp-derived CBD. In 2022 and 2023 Pioneer Green Farms, Inc. had three (3) harvests and each year successfully produced 3200 full grown plants each harvest. To date we have had no sales, however, the Company is pursuing sales in the international markets of the oil extracted in these harvests.

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

Product Formulation and Production

Pioneer Green Farms Inc. expects to use its commercial suppliers and contract manufacturers for its product research and development, formulation, quality testing, production and packaging. These suppliers and manufacturers will hold, as required, the necessary regulatory and other licenses/permits specific to each one’s activity. Any and all raw materials constituting active ingredients in its products are routinely tested by a third-party laboratory for purity and consistency of active ingredient concentrations. The Company develops its own propriety formulas for all its products, which it regards as trade secrets (the Company does not own any patents nor has any pending), and continuously is engaged in both new product development and product incremental improvement with its suppliers. New product development and incremental improvement costs are absorbed by each respective supplier as part of their overhead in providing services to the Company.

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

Cyber security risks and the failure to maintain the integrity of internal, partner, and consumer data could result in damages to our reputation, the disruption of operations and/or subject us to costs, fines or lawsuits.

We have and will continue to collect and retain large volumes of internal, partner and consumer data, including credit card numbers and other personally identifiable information, for business purposes, including for transactional or target marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee, and company data is critical to our business and our customers and employees are likely to have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our products and services.

We also rely on accounting, financial and operational management information technology systems to conduct our operations. If these information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations could be materially adversely affected.

We may face various security threats, including cyber security attacks on our data (including our vendors’ and customers’ data) and/or information technology infrastructure. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent penetrations or disruptions to our systems. Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of customer, employee, or company data which could harm our reputation or result in remedial and other costs, fines or lawsuits and require significant management attention and resources to be spent. In addition, our insurance coverage and indemnification arrangements that we enter into, if any, may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events.

Our current Board of Directors consists of four people

Michael Donaghy - President & CEO

Thomas J. Bellante, CPA, CFO

Beverly Drew, Corporate Secretary

Robert Turner – Director

We do not have any outside Board Directors which could create a conflict of interests and pose a risk from a corporate governance perspective.

Our Board of Directors consists of four directors, which means that we have one outside or independent director. The lack of more independent directors may prevent the Board from being independent from management in its judgments and decisions and its ability to pursue the Board responsibilities without undue influence. For example, an independent Board can serve as a check on management, which can limit management taking unnecessary risks. Furthermore, the lack of independent directors creates the potential for conflicts between management and the diligent independent decision-making process of the Board. Furthermore, our lack of outside directors deprives our company of the benefits of various viewpoints and experience when confronting the challenges we face. With no independent director sitting on the Board of Directors, it will be difficult for the Board to fulfill its traditional role as overseeing management.

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

In connection with the preparation of our financial statements as of and for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We have addressed and resolved the issues identified in 2023.

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

Because we are an emerging growth company, we were not required to include an auditor attestation report on our internal control over financial reporting in our annual report for the year ended December 31, 2023. As a result, we have not yet fully assessed our internal control over financial reporting and are unable to assure that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting, or to avoid potential future material weaknesses.

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

Accell Audit & Compliance, PA, our independent registered public accounting firm for the fiscal year ended December 31, 2023, has included an explanatory paragraph in their opinion that accompanies our audited financial statements as of and for the year ended December 31, 2023, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities and debt service needs through June 30, 2024. In order to have sufficient cash to fund our operations beyond June 30, 2024, we will need to raise additional equity or debt capital by June 30, 2024 and increase sales, in order to continue as a going concern and we cannot provide any assurance that we will be successful in doing so.

All businesses are affected by an unstable economy.

Even though there may be downturns in the economy, consumers will always need essential goods and services regardless of the economy. However, economic downturns almost inevitably signal cutbacks in overall spending, which would translate specifically to us as decreased revenue, if any, as we expect that part of our income stream will be commissions on customer purchases and interest on customers’ balances.

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

We will need to raise additional funds in the future to fund our working capital needs and to fund further expansion of our business. We may require additional equity or debt financing, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financing may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

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

Consequently, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future. The Company’s operating results may vary. We may incur net losses. The Company expects to experience variability in its revenues and net profit. While we intend to fully implement our business plan, we may experience net losses. Factors expected to contribute to this variability include, among other things:

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

MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our stock price is quoted on the Over the Counter (OTC) market. The common stock price is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control or unrelated to its operating performance.

The Company’s common stock, quoted on the OTC is thinly traded, therefore the company’s stockholders may be unable to sell at or near ask prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate their shares.

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

A substantial portion of our total outstanding shares of common stock may be sold into the market at any time. Some of these shares are owned by the management of the Company, and we believe that such holders have no current intention to sell a significant number of shares of their common stock into the market. If all of the major stockholders were to decide to sell large amounts of stock over a short period of time such sales could cause the market price of our common stock to drop significantly, even if our business is performing well.

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

Our Articles of Incorporation authorize 100,000,000 shares of common stock, of which 23,506,300 were outstanding as of December 31, 2023. Moreover, our Board of Directors is authorized to issue additional shares of our common stock and preferred stock. Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our common stock or preferred stock convertible into common stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Cyber Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing risks from cybersecurity threats. Our approach to cybersecurity risk management is aligned with our risk profile and business.

We intend to leverage the support of third-party information technology and security providers, including to perform a risk assessment designed to identify, assess, and manage cybersecurity risks. Further, we will develop a formal, documented process to assess the data protection practices of certain third-party vendors that may handle sensitive information on our behalf.

Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us or our business strategy, results of operations or financial condition, we could, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems. For more information, please see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Governance Related to Cybersecurity Risks

Our Board of Directors is responsible for the strategic leadership and direction of our cybersecurity program. Our Board has oversight over cybersecurity risks. Our management may provide periodic presentations to the Board on our cybersecurity program, including updates on cybersecurity risks and related cybersecurity strategy, as applicable.

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

Item 3.  Legal Proceedings.

We are not currently involved in any litigation nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations. However, two parties have filed an action against the Company for breach of contract for failure to make payment on promissory notes, that were entered into when the Company purchased the Myakka farm. The Company is working to resolve these matters, and do not expect that the cases will have a material adverse effect on our financial position or results of operations.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock is listed on the OTC market for trading, but our stock is thinly traded with little or no trades to date. The common stock price is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control or unrelated to its operating performance.

Holders

As of March 25, 2024, the number of holders of record of shares of Common Stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 100.

Dividend Policy

The Company paid no dividends in 2023 and may not pay any cash dividends on its Common Stock in 2024 because it intends to retain its earnings, if any, to finance the expansion of its business. Any future declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company’s financial condition, capital requirements, and business condition.

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

Forward-Looking Statements

Some of the statements under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” and “would” or the negatives of these terms or other comparable terminology.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Form S-1 identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

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

Due to the Company being based in Florida, it decided to apply for a hemp cultivation license in the State of Florida when the State of Florida legalized hemp production in July 2019. The climate in Florida enables the farm to grow three to four crops per year with much lower overhead as opposed to Colorado where only one crop can be grown annually at higher operational costs in an extremely competitive Colorado marketplace. Pioneer Green Farms entered a 25-year lease of 5 acres from Drymon’s. Drymon’s has been involved in citrus farming in Florida for many decades and has met all the State’s guidelines for licensed applicants. Pioneer owns the farming infrastructure which controls the revenues from the flower and oil extracts.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Results of Operations

Results of operations for the years ended December 31, 2023, and 2022

The results of operations for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenues	$9,286	$-
Cost of sales	5,450	-
Gross profit	3,836	-

General and administrative expenses
Professional Fees	134,530	130,107
Labor and management	120,764	170,731
General and administration	129,512	190,147
Depreciation and amortization	9,763	9,057
	394,569	500,042

Operating loss	(390,733)	(500,042)

Interest expense	12,654	109,819
Other (income) expense	(17)	14,609
Loss before income taxes	(403,370)	(624,470)

Less Income tax expense	-	-
Net loss	$(403,370)	$(624,470)

Weighted average shares	23,448,090	23,072,184
Earnings per share - basic and diluted	$(0.02)	$(0.03)

Total Revenues

Total net revenues during twelve months ended December 31, 2023, were $9,286, an increase of 9,286 compared to year 2022. These revenues were from the sale of CBD oil on the wholesale market.

Cost of sales

The cost of sales during the twelve months ended December 31, 2023were $5,450, an increase of $5.450 compared to year 2022. This cost of sales was the cost to acquire the CBD oil sold.

Professional Fees

Professional Fees for the year ended December 31, 2023 increased by $4,423 from the same period last year.  These fees in 2023 consist of auditing, accounting, transfer agent fees and filing services. Legal fees in 2022 decreased by $66,876 and auditing, transfer agent fees and filing fees increased by $71,299 in 2023.

Labor and Management

This category includes costs incurred for the cost of labor to plant and harvest hemp at the Company’s two locations. Costs for year ended December 31, 2023, of $120,764 and were a combination of the expansion of the Company’s growing footprint with the addition of the Myakka property and a reduction of the labor costs on the Drymon Farm. Costs of $170,731 in the year ended December 31, 2022, were related to crops in the Drymon farm and the setting up of greenhouses.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2023, decreased by $60,635 from the same period in 2022. The decrease was due to efficiencies in general and administrative costs in 2023 mainly from legal and accounting costs related to the Company’s registered offering and subsequent regulatory filings, decrease in payments to Drymon Farms, and FINRA filing expense recorded in year of 2022.

Depreciation and Amortization Expense

Depreciation expenses for the years ended December 31, 2023, and December 31, 2022, were $9,763 and $9,057, respectively, relating to the Company’s farming equipment and real property.

Interest Expense

Interest expense decreased to $12,654 for the year ended December 31, 2023, from $109,819 for the year ended December 31, 2022, a decrease of $97,165. This decrease is due to expiration of the debt discount amortization on notes payable to investors to fund the purchase price of the Myakka property in January 2022. Only $10,000 of the debt discount was amortized in 2023.

Net Loss

The Net Loss for the year ended December 31, 2023, was $403,370 versus $624,470 for the same period in 2022. The decreased loss of $221,100 was largely due to the efficiencies in operating expenses, reduction of amortized debt discount and less expenses relating to the Company’s registered offering of common stock.

Liquidity and Capital Resources

Overview

Our liquidity requirements are primarily to fund our business operations, including capital expenditure and working capital requirements. Our primary sources of liquidity are additional capital investment and debt.

On February 9, 2022, the Company filed a Form S-1 for registration under the Securities Act of 1933. As of December 31, 2023, the Company has collected $43,650 in proceeds from the sale of 175,800 of the registered shares.

In January 2022, the Company borrowed $330,000 from shareholders to fund the purchase of the Myakka Farm. The Company has paid back $72,500 in 2022 and borrowed an additional $13,000 in 2023. The Company also amortized $120,000 in interest on those notes over 2022 and 2023.

During the last quarter of 2023, the Company received $109,100 for future stock sales.

Cash Flows

As of December 31, 2023, the Company had cash and equivalents of $627 compared to $11,532 as of December 31, 2022, and outstanding debt of $1,136,777 compared to $943,223as of December 31, 2022.

Cash used in operating activities during the year ended December 31, 2023, was $348,837 compared to $337,078 for 2022. The net loss of $403,370 for the year 2023 was a decrease of $221,100 from the net loss of $624,470 in 2022.  The decrease in net loss was attributable to efficiencies in general and administrative, a decrease in labor and management costs, and a decrease in interest expense relating to investor notes and expenses relating to the Company’s registered stock offering and FINRA listing.

Cash used in investing activities during the year ended December 31, 2023, of $650 was for the moving of equipment to the Myakka Farm. In 2022 cash used in investing activities of $340,254 was primarily related to the purchase of the Myakka property.

Cash provided by financing activities during year 2023 of $338,581 was primarily related to advances from related party loans $203,681, deposits for future sales of common stock, and proceeds from the sale of common stock $12,800 less payments on the long-term debt. Cash provided by financing activities in 2022 were from the proceeds of the Myakka Farm notes of $330,000, advances from related parties of $ 203,681, advances for stock to be purchased, $109,100, and sales of stock totaling $12,800 less payments on the Myakka notes.

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

In 2023, 210,500 shares were issued for $12,800.

In the first quarter of 2024, the Company received loans in the amount of $72,169 from related parties.

In the first quarter of 2024, the Company received deposits in the amount of $177,100 on future stock purchases.

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

●

Accounts receivable, in most cases, should be at least 30 days overdue (i.e., 60 days after invoice notification), before staff advises debtors that their accounts are overdue and that the accounts may be:

o	turned over to a private collection agency;
o	subject to legal action,
o	credit privileges will be revoked; and/or account may be suspended.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Pioneer Green Farms, Inc.

Opinion on the Financial Statements

We have audited the balance sheet of Pioneer Green Farms, Inc. (formerly Pioneer Green Farms, LLC) (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the each of the two years ended December 31, 2023 and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2021.

/s/ Accell Audit & Compliance, P.A.

Tampa, Florida

April 3, 2024

Pioneer Green Farms Inc.
Balance Sheets
As of December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$627	$11,532
Inventory	15,000	20,908
Due from affiliates	5,400	-
Other current assets	4,500	-
	25,527	32,440

Property and equipment, net	380,655	389,768
Lease right of use, net	186,424	190,314
Total assets	$592,606	$612,522

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable	$78,825	$48,504
Accruals and other liabilities	-	75,397
Related party advances	600,292	321,214
Land purchase notes payable, net of $0 and $10,000 discount as of December 31, 2023 and 2022	310,500	287,500
Short-term portion of leases liability	6,143	579
	995,760	733,194

Lease liability	209,017	210,029
	1,204,777	943,223
Commitments and Contingencies (Note 8)

Shareholders' Deficit
Common stock, 100,000,000 shares authorized, $0.00001 par value, 23,506,300 and 23,120,000 issued and outstanding at December 31, 2023 and 2022, respectively	235	231
Additional paid in capital	901,984	845,538
Subscriptions for stock to be issued	109,100	43,650
Accumulated deficit	(1,623,490)	(1,220,120)
Total shareholders' deficit	(612,171)	(330,701)

Total liabilities and shareholders' deficit	$592,606	$612,522

The accompanying notes are an integral part of these statements.

Pioneer Green Farms Inc.
Consolidated Statements of Operations
Years Ended December 31, 2023 and 2022

	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenues	$9,286	$-
Cost of sales	5,450	-
Gross profit	3,836	-

General and administrative expenses
Professional Fees	134,530	130,107
Labor and management	120,764	170,731
General and administration	129,512	190,147
Depreciation and amortization	9,763	9,057
	394,569	500,042

Operating loss	(390,733)	(500,042)

Interest expense	12,654	109,819
Other (income) expense	(17)	14,609
Loss before income taxes	(403,370)	(624,470)

Less Income tax expense	-	-
Net loss	$(403,370)	$(624,470)

Weighted average shares	23,448,090	23,072,184
Earnings per share - basic and diluted	$(0.02)	$(0.03)

The accompanying notes are an integral part of these statements.

Pioneer Green Farms Inc.
Statement of Changes in Members' and Shareholders’ Equity (Deficit)
For the Years Ended December 31, 2023 and 2022

	Number of shares	Common stock	Additional Paid in Capital	Subscriptions for Stock to be issued	Accumulated deficit	Total
Balance, December 31, 2021	20,967,000	$210	$631,290	$-	$(595,650)	$35,850
Stock issued for cash	818,000	8	80,761	-	-	80,769
Stock issued for services	135,000	1	13,499	-	-	13,500
Stock issued for debt	1,200,000	12	119,988	-	-	120,000
Cash collected on registration statement	-	-		43,650	-	43,650
Net loss		-	-		(624,470)	(624,470)
Balance, December 31, 2022	23,120,000	$231	$845,538	$43,650	$(1,220,120)	$(330,701)
Stock issued for cash	210,500	2	12,798	-	-	12,800
Stock issued for subscriptions	175,800	2	43,648	65,450	-	109,100
Net loss		-	-	-	(403,370)	(403,370)
Balance, December 31, 2023	23,506,300	$235	$901,984	$109,100	$(1,623,490)	$(612,171)

The accompanying notes are an integral part of these statements.

Pioneer Green Farms Inc.
Statement of Cash Flows
Years Ended December 31, 2023 and 2022

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash from Operating activities
Net loss	$(403,370)	$(624,470)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	9,763	9,057
Debt discount amortization	10,000	110,000
Loss on disposal of assets	-	14,609
Shares issued for services	-	13,500
Changes in operating assets and liabilities:
Inventory	5,908	(20,908)
Due from affiliates	(5,400)	-
Other current assets	(4,500)	41,000
Right of use asset	3,890	8,458
Accounts payable	30,321	36,459
Accruals and other current liabilities	1,238	-
Lease liability	3,314	(180)
Other current liabilities	-	75,397
Net cash flows from operating activities	(348,836)	(337,078)

Cash used in investing activities
Purchase of property and equipment	(650)	(356,298)
Proceeds from sale of assets	-	16,044
Net cash flows from investing activities	(650)	(340,254)

Cash provided by financing activities
Proceeds from long term debt	-	330,000
Repayments on long term debt	13,000	(72,500)
Advances from (repayments to) related parties, net	203,681	237,856
Subscriptions for stock to be issued	109,100	43,650
Proceeds from sale of stock	12,800	80,769
Net cash flows from financing activities	338,581	619,775

Increase (decrease) in cash during the year	(10,905)	(57,557)
Cash, beginning of the period	11,532	69,089
Cash, end of the period	$627	$11,532

Supplemental disclosures
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Stock issued for debt	$-	$120,000

The accompanying notes are an integral part of these statements.

Pioneer Green Farms Inc.

(Formerly Pioneer Green Farms, LLC)

Notes to the Financial Statements

December 31, 2023

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

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. No allowance for doubtful accounts was recorded for the years ended December 31, 2023 or 2022.

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

Cash crops will accrue seed, labor, and watering costs while in the field and being harvested.

Non-crops that require further processing, such as hemp, are not valued separately in the field. The costs to plant and nurture non-cash crops are expenses as incurred. Only after harvesting, drying, and extracting the oil is an inventory recorded for the cost of extracting and packaging the oil.

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

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using the straight-line balance method over the estimated useful life of the assets. The Company estimates that the useful life of its buildings and improvements is 15 years and of its machinery and equipment is three to seven years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Impairment of Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  The Company did recognize any impairment losses during 2023. An impairment of $14,609 was recorded during 2022 due to storm damage to equipment.

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

Recent Accounting Pronouncements

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the period ended December 31, 2023, that are of significance or potential significance to the Company.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statement of Operations for the year ended December 31, 2022, to identify professional fees. This change in classification does not affect previously reported net loss in the Consolidated Statements of Operations.

Subsequent Events

In accordance with (ASC) 855, Subsequent Events the Company has analyzed its operations subsequent to December 31, 2023, to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company has minimal revenue and accumulated losses of $1,623,490 as of December 31, 2023. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORY

The following is a summary of inventories held:

	December 31, 2023	December 31, 2022
CDB Oil for sale	$15,000	$15,000
Raw materials - seeds for planting	-	5,908
	$15,000	$20,908

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of a receivable from a formerly related party in the amount of $5,400 and deposits on inventory received in January 2024 of $4,500.  These accounts were zero at December 31, 2022.

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	December 31, 2023	December 31, 2022
Greenhouses and outbuildings	$47,706	$47,056
Land - Myakka farm	319,401	319,401
Machinery and equipment	36,382	36,382
	403,489	402,839
Accumulated depreciation	22,834	13,071
	$380,655	$389,768

Depreciation expense for the years ended December 31, 2023, and 2022 were $9,763 and $9,057, respectively.

NOTE 7 – LAND PURCHASE NOTES PAYABLE

During December 2021 and January 2022, the Company collected $360,000 from 12 investors to purchase a second farm in Florida.  The purchase closed in January 2022 and each investor received a promissory note for $30,000 and 100,000 shares of stock.  The notes are payable within one year and the Company recorded $120,000 of prepaid interest on the issuance of the stock.  As of December 31, 2023, $120,000 of the interest had been recognized. Net repayments of ($13,000) and $72,500 occurred during the years ended December 31, 2023, and 2022, respectively. All outstanding are due on demand.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

The Company had a cost sharing agreement with a related party to subsidize rent in the Bradenton area on a month-to-month basis. Total rent payments under this arrangement were $4,000 and $12,600 for the year ended December 31 2023, and 2022, respectively.

The following table provides disclosure on the leases as of December 31, 2023 and 2022:

December 31, 2023
Description	Right of use Asset	Lease Liability	Future Minimum Payments	Imputed Interest	Current portion Lease Liability
Lease for Farm	$181,856	$210,030	$376,260	$166,230	$1,013
Lease for Office	4,568	5,130	5,215	85	5,130

Totals	$186,424	$215,160	$381,475	$166,315	$6,143

	Recorded Lease Expense	Cash Paid on Lease Liability	Annual Straight-line Lease expense
Lease for Farm	$17,135	$12,922	$17,500
Lease for Office	18,446	12,321	11,974
Cost Other Sharing Month to Month	14,300	-	-
Totals	$49,881	$25,243	$29,474

	Farm lease	Office Lease	Totals
Future minimum lease payments
2024	$13,309	$5,215	$18,524
2025	13,709	-	13,709
2026	14,120	-	14,120
2027	15,773	-	15,773
2028	14,980	-	14,980
There after	304,369	-	304,369
Total future minimum lease payments	$376,260	$5,215	$381,475
Less imputed interest			(166,315)
			215,160
Less current portion			(6,143)
Total operating lease liability			$209,017

December 31, 2022
Description	Right of use Asset	Lease Liability	Future Minimum Payments	Imputed Interest	Current portion Lease Liability
Lease for Farm	$190,314	$210,608	$393,760	$183,152	$579

Totals	$190,314	$210,608	$393,760	$183,152	$579

	Year ended
	December 31, 2022	December 31, 2022
	Recorded Lease Expense	Cash Paid on Lease Liability	Annual Straight-line Lease expense
Lease for Farm	$17,500	$12,180	$17,500
Shares office lease	7,899
Cost Sharing Month to Month	18,200	-	-
Totals	$43,599	$12,180	$17,500

Future minimum lease payments	Farm lease	Totals
2023	$12,922	$12,922
2024	13,309	13,309
2025	13,709	13,709
2026	14,120	14,120
2027	15,773	15,773
There after	323,927	323,927
Total future minimum lease payments	$393,760	$393,760
Less imputed interest		(183,152)
		210,608
Less current portion		(579)
Total operating lease liability		$210,029

NOTE 9 – RELATED PARTY TRANSACTIONS

At December 31, 2023, and 2022, the Company owed $757,541 and $321,214 to related parties including companies controlled by the CEO. These amounts are non-interest bearing and due upon demand.

At December 31, 2023, the Company had a receivable from a former related party of $5,400 listed as an Other current asset.

NOTE 10 – INCOME TAXES

The Company elected to be taxed as a corporation and adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2023 or 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2023 or, 2022. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at December 31, 2023 and 2022 was $ 382,000 and $280,000, respectively. The net change in valuation allowance during the year ended December 31, 2023, was $102,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2023 and 2022. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Florida.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal and state statutory rate of 25.3% to the income tax amount recorded as of December 31, 2023, and 2022 are as follows:

	December 31, 2023	December 31, 2022
Accumulated loss	1,623,490	1,220,120
Book tax differences – stock-based comp	(113,500)	(113,500)
Net operating loss and carryforwards	$1,509,990	$1,106,620
Effective tax rate	25.3%	25.3%
Deferred tax asset, rounded	382,000	280,000
Less: Valuation allowance, rounded	(382,000)	(280,000)
Net deferred asset	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

In January 2024, the Company established a retail division, purchased inventory, and started a website for internet sales.

In the first quarter of 2024, the Company received loans in the amount of $93,869 from related parties.

Also, in the first quarter-to-date of 2024, the Company issued 1,950,000 shares of common stock for cash, subscriptions, debt and services totaling $195,000.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of December 31, 2023, The Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s three officers, (2) there is no separate audit committee, and (3) the Company has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2023.

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

Item 9B.  Other Information.

None.

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our executive officer and director as of the date hereof.

Name	Age	Positions
Michael Donaghy	63	Chairman and CEO
Thomas J. Bellante	76	Chief Financial Officer, Director
Beverly Drew	61	Corporate Secretary
Robert Turner	85	Director

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

Mr. Bellante graduated from Hofstra University, in Hempstead, NY; and he is a Certified Public Accountant.

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

For the fiscal year ending December 31, 2023, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and
2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2023 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2023.

Code of Ethics

As of December 31, 2023, we had not adopted a Code of Ethics. We feel that the small size of our board and management did not warrant the adoption of a Code of Ethics.

Item 11.  Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2023, and 2022.

Summary Compensation Table
		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)(1)(2)	($)
Michael Donaghy	2022	$0.00					$0.00
CEO and Chairman	2023	$0.00					$0.00

Thomas J. Bellante	2022	$0.00					$0.00
CFO and Director	2023	$0.00					$0.00

Employment Agreements

The Company does not have any employment agreements with any of our officers and directors, all of whom have performed services on our behalf for no compensation, including Michael Donaghy, CEO, and Thomas J. Bellante, CPA, CFO.

Compensation of Directors

Our board of directors has not received any compensation to date.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2023.

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
Thomas J. Bellante
Beverly Drew

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

As of December 31, 2023, we had 23,506,300 common shares outstanding. The following table sets forth certain information regarding our shares of common stock beneficially owned as of December 31, 2023, for (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within sixty (60) days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Name and Address	Shares of Common Stock Owned (1)	Percentage of Common Stock
Michael Donaghy	8,524,000	36.26%
Thomas J. Bellante, CPA	200,000	*
Beverly Drew	624,500	2.66%
Robert Turner	2,325,000	9.91. %
Total Officers and Directors (1)	11,673,500	48..83%
>5% Share Shareholders
Oxford Investments Holdings, Inc.	2,000,000	8.51%
1315 Lawrence Avenue East, Suite 520 Toronto, Ontario, Canada M3A 3R3
Mr. and Mrs. Barrie Romkey	1,800,000	7.66%
The Palms, Grace Bay Providenciales Turks & Caicos Islands
Hepp of Clearwater Limited Partnership	1,200,000	5.11%
3073 Woodsong Lane Clearwater, Fl 33761
Gary A.Ubaldini Nicola S.Ubaldini/Tenants PO Box 885 Crystal Beach FL 34681	1,250,000	5.32%

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Although we have not adopted the independence standards any national securities exchange to determine the independence of directors, the NYSE MKT LLC provides that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of our board of directors, free of any relationship that would interfere with the exercise of independent judgment. Under this standard, our board of directors has determined that Mr. Robert Turner would meet this standard, and therefore, would be considered to be independent.

Item 14.  Principal Accounting Fees and Services.

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years ended:

Accell Audit & Compliance, PA

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2023	$61,500	$-	$-	$-
2022	$60,000

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Articles of Conversion*
3.3	Bylaws*
4.1	Forms of Common Stock Certificate of Pioneer Green Farms, Inc.*
31.1

Certification of Company’s principal executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended December 31, 2023. **

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2023. **

32. 1	Certification of the Company’s Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.***
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on February 9, 2022.

** Filed Herewith

***Furnished, not filed, in accordance with item 601 (32)(ii) of Regulation S-K

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER GREEN FARMS, INC.

Dated: April 5, 2024	By:	/s/ Michael Donaghy
	Name:	Michael Donaghy
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: April 5, 2024	By:	/s/ Thomas Bellante
	Name:	Thomas Bellante
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 5, 2024	By:	/s/ Beverley Drew
	Name:	Beverly Drew
	Title:	Corporate Secretary

Dated: April 5, 2024	By:	/s/ Robert Turner
	Name:	Robert Turner
	Title:	Director