Form 10-Q
period 2024-03-31
Pioneer Green Farms, Inc.
filed 2024-05-20
CIK 1902700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File No. 333-262600

Pioneer Green Farms, Inc.

(Exact name of registrant as specified in its charter)

Florida	83-3417168
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

1301 10th Avenue, East, Suite G

Palmetto, FL 34221

Tel: (727) 304-8003

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section l 2(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in rule 12b‑2 of the Exchange Act.

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

Yes ☐ No ☒

As of May 14, 2024, there were 25,456,500 shares of the issuer’s common stock, $0.00001 par value, outstanding.

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

Item 1. Financial Statements.

Pioneer Green Farms Inc.
Balance Sheets
As of March 31, 2024, and December 31, 2023

	(Unaudited)
	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$6,076	$627
Inventory	32,061	15,000
Due from affiliate	3,942	5,400
Other current assets	-	4,500
	42,079	25,527

Property and equipment, net	378,881	380,655
Lease right of use, net	181,568	186,424
Total assets	$602,528	$592,606

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable	$32,770	$78,825
Related party loans	666,800	600,292
Land purchase notes payable, net of $0 discount	310,500	310,500
Short-term portion of leases liability	3,204	6,143
	1,013,274	995,760

Lease liability	208,680	209,017
Total Liabilities	1,221,954	1,204,777

Commitments and Contingencies (Note 7)

Shareholders' Deficit
Common stock, 100,000,000 shares authorized, $0.00001 par value, 25,456,300 and 23,506,300 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	255	235
Additional paid in capital	1,096,964	901,984
Subscriptions for stock to be issued	136,600	109,100
Accumulated deficit	(1,853,245)	(1,623,490)
Total shareholders' deficit	(619,426)	(612,171)

Total liabilities and shareholders' deficit	$602,528	$592,606

The accompanying notes are an integral part of these unaudited statements.

Pioneer Green Farms Inc.
Consolidated Statements of Operations
Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Quarter Ended March 31, 2024	Quarter Ended March 31, 2023
Revenues	$30,761	$-
Cost of sales	23,959	-
Gross profit	6,802	-

General and administrative expenses
General and administration	117,888	29,650
Professional fees	109,239	8,873
Research and development	11,119	-
Sales and marketing	545	-
Labor and management	-	44,664
Depreciation and amortization	2,350	2,386
	241,141	85,573

Operating loss	(234,339)	(85,573)

Interest expense	716	9,905
Other (income) expense	(5,300)	-
Loss before income taxes	(229,755)	(95,478)

Less Income tax expense	-	-
Net loss	$(229,755)	$(95,478)

Weighted average shares	23,614,633	23,344,607
Earnings per share - basic and diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited statements.

Pioneer Green Farms Inc.
Statement of Changes in Members' and Shareholders’ Equity (Deficit)
For the Three Months Ended March 31, 2023 and 2024
(Unaudited)

	Number of shares	Common stock	Additional Paid in Capital	Stock to be Issued	Accumulated deficit	Total
Balance, December 31, 2022	23,120,000	$231	$845,538	$43,650	$(1,220,120)	$(330,701)
Stock issued for cash	210,500	2	12,798	-	-	12,800
Stock issued form registration statement	175,800	2	43,648	(43,650)	-	-
Net income (loss)		-	-		(95,478)	(95,478)
Balance, March 31, 2023	23,506,300	235	901,984	-	(1,315,598)	(413,379)

Balance, December 31, 2023	23,506,300	235	901,984	109,100	(1,623,490)	(612,171)
Stock issued for services	1,550,000	16	154,984	-	-	155,000
Stock issued for debt	400,000	4	39,996	-	-	40,000
Stock issued form registration statement				27,500	-	27,500
Net income (loss)		-	-		(229,755)	(229,755)
Balance, March 31, 2024	25,456,300	$255	$1,096,964	$136,600	$(1,853,245)	$(619,426)

The accompanying notes are an integral part of these unaudited statements.

Pioneer Green Farms Inc.
Statement of Cash Flows
Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Quarter Ended March 31, 2024	Quarter Ended March 31, 2023
Cash used in Operating activities
Net loss	$(229,755)	$(95,478)
Items not affecting cash:
Depreciation & amortization	2,350	2,386
Debt discount amortization	-	10,000
Shares issued for services	195,000	-
Changes in non-cash working capital:
Inventory	(17,061)	(5,450)
Due from affiliates	1,458	-
Other current assets	4,500	-
Right of use asset	4,856	2,115
Accounts payable	(46,054)	3,294
Lease liability	(3,276)	(94)
Other current liabilities	-	429
Net cash flows from operating activities	(87,982)	(82,798)

Investing activities
Purchase of Assets	(577)	-
Net cash flows from investing activities	(577)	-

Financing activities
Repayments on long term debt	-	(1,000)
Advances from (repayments to) related parties, net	66,508	61,300
Stock to be issued	27,500	-
Proceeds from sale of stock	-	12,800
Net cash flows from financing activities	94,008	73,100

Increase (decrease) in cash during the year	5,449	(9,698)
Cash, beginning of the period	627	11,532
Cash, end of the period	$6,076	$1,834

Supplemental disclosures
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Stock issued for registration statement	$-	$43,650

The accompanying notes are an integral part of these unaudited statements.

Pioneer Green Farms Inc.

Notes to the Financial Statements

March 31, 2024

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim financial statements of the Company are unaudited. These Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2023 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. No allowance for doubtful accounts was recorded for the periods ended March 31, 2024, and December 31, 2023.

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

Seeds purchased and not planted at period end are recorded as inventory at the cost of the seeds. CBD flower in the field are not valued separately. The costs to plant seeds are expenses as incurred. Only after harvesting, drying, and extracting the oil is an inventory recorded for the cost of extracting and packaging the oil.

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

Impairment of Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  The Company did not recognize an impairment loss during the nine months ended March 31, 2024.

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

Recent Accounting Pronouncements

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the period ended March 31, 2024, that are of significance or potential significance to the Company.

Subsequent Events

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed its operations subsequent to March 31, 2024, to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  However, the Company has minimal revenue and accumulated losses of $1,853,245 as of March 31, 2024. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORY

The following is a summary of inventories held:

	March 31, 2024	December 31, 2023
CDB oil	$3,730	$15,000
Retail health products	28,331	-
	$32,061	$15,000

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	March 31, 2024	December 31, 2023
Greenhouses and outbuildings	$47,706	$47,706
Land - Myakka farm	319,977	319,401
Machinery and equipment	36,382	36,382
	404,065	403,489
Accumulated depreciation	25,184	22,834
	$378,881	$380,655

Depreciation expenses for the three months ended March 31, 2024, and 2023, were $2,350, and $2,386, respectively.

NOTE 6 – LAND PURCHASE NOTES PAYABLE

During December 2021 and January 2022, the Company collected $360,000 from 12 investors to purchase a second farm in Florida. The purchase closed in January 2022 and each investor received a promissory note for $30,000 and 100,000 shares of stock. The notes are payable within one year and the Company recorded $120,000 of prepaid interest on the issuance of the stock, which has been fully recognized as of March 31, 2024. Repayments of $0 and $1,000 occurred during the three months ended March 31, 2024, and 2023, respectively. All outstanding notes are due on demand.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company elected to adopt the policy not to apply the recognition provisions to short term leases, therefore, lease payments under short term leases will be recognized on a straight-line basis over the lease term.

As of July 1, 2020, the Company holds a 25-year lease to a 5-acre orange grove and out-buildings. The minimum rent for the property is $1,000 per month. The land lease increases by 3% each year on July 1.

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

The Company has a cost sharing agreement with a related party to subsidize rent in the Bradenton area on a month-to-month basis. Total rent payments under this arrangement were $5,700 and $5,100 for the three months ended March 31, 2024, and 2023, respectively.

The following table provides disclosure on the leases as of March 31, 2024:

3/31/2024
Description	Right of use Asset	Lease Liability	Future Minimum Payments	Imputed Interest	Current portion Lease Liability
Lease for Farm	$179,741	$209,830	$390,586	$180,756	$1,127
Lease for Office	1,827	2,054	2,086	32	2,077

Totals	$181,568	$211,884	$392,672	$180,788	$3,204

	Quarter ended		Annual Straight-line Lease expense
	March 31, 2024	March 31, 2024
	Recorded Lease Expense	Cash Paid on Lease Liability
Lease for Farm	$4,375	3,278	$17,500
Lease for Office	4,280	3,129	11,974
Cost Sharing Month to Month	5,700	-	-

Totals	$14,355	$6,407	$29,474

Future minimum lease payments	Farm lease	Office Lease	Totals

2024	$10,031	$2,086	$12,117
2025	13,709		13,709
2026	14,120		14,120
2027	15,773		15,773
2028	14,980		14,980
Thereafter	321,973		321,973
Total future minimum lease payments	$390,586	$2,086	$392,672
Less imputed interest			(180,788)
			211,884
Less current portion			(3,204)
Total operating lease liability			$208,680

NOTE 8 – RELATED PARTY TRANSACTIONS

At March 31, 2024 and December 31, 2023 the Company owed $666,800 and $600,292 to related parties, including companies controlled by the CEO. These amounts are non-interest bearing and due upon demand.

NOTE 9 – INCOME TAXES

The Company elected to be taxed as a corporation and adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position on March 31, 2024 or December 31, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expenses and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties on March 31, 2024, or December 31, 2023. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal and state statutory rate of 25.3% to the income tax amount recorded as of March 31, 2024, and December 31, 2023, are as follows:

	March 31, 2024	December 31, 2023
Accumulated loss	$1,853,245	$1,623,490
Book tax differences – stock-based comp	(308,500)	(113,500)
Net operating loss and carryforwards	$1,544,745	$1,509,990
Effective tax rate	25.3%	25.3%
Deferred tax asset, rounded	390,800	382,000
Less: Valuation allowance, rounded	(390,800)	(382,000)
Net deferred asset	$-	$-

NOTE 10 – SUBSEQUENT EVENTS

In the second quarter-to-date of 2024, the Company received $19,200 in additional related party loans.

On April 26, 2024, Mr. Thomas Bellante tendered his resignation, effective April 29, 2024 (the "Effective Date"), as Chief Financial Officer of the Company, to pursue other business opportunities. Beginning on the Effective Date, Michael Donaghy, President and CEO of the Company will also serve as Interim Chief Financial Officer, until a replacement is appointed and qualifies.

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

Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10‑Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” and “would” or the negatives of these terms or other comparable terminology.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Form 10-Q identify important factors, which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	The unprecedented impact of COVID‑19 pandemic on our business, customers, employees, consultants, service providers, stockholders, investors and other stakeholders;

●	The speculative nature of the business we intend to develop;

●	Our reliance on suppliers and customers;

●	Our dependence upon external sources for the financing of our operations, particularly given that there are concerns about our ability to continue as a “going concern;”

●	Our ability to effectively execute our business plan;

●	Our ability to manage our expansion, growth and operating expenses;

●	Our ability to finance our businesses;

●	Our ability to promote our businesses;

●	Our ability to compete and succeed in highly competitive and evolving businesses;

●	Our ability to respond and adapt to changes in technology and customer behavior; and

●	Our ability to protect our intellectual property and to develop, maintain and enhance strong brands.

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

Results of Operations

Impact of the Novel Coronavirus (COVID‑19) and other Macroeconomic Factors on the Company’s Business Operations

The global outbreak of the novel coronavirus (COVID‑19) has led to severe disruptions in general economic activities worldwide, as businesses and governments have taken broad actions to mitigate this public health crisis. In light of the uncertain and continually evolving situation relating to the spread of COVID‑19, this pandemic could pose a risk to the Company. The extent to which the coronavirus may impact the Company’s business operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

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

Since our inception, we devoted substantially all of our efforts and funding to planting and harvesting hemp for extraction and raising capital. We have not yet generated revenues from our planned operations. However, in November 2023 the Company launched two new products, Ink Bomb Tattoo Healing Spray and Healing Wash, and Big Banana Organic Libido Enhancer for His and Hers, which the Company expects will continue to generate revenue. The Company also sells products through its website and retail store.

Results of Operations during the three months ended March 30, 2024, as compared to the three months ended March 30, 2023.

For the three months ended March 31, 2024, we generated revenues of $30,761 compared to $0 for the three months ended March 31, 2023. Our Gross Profit from the sale of all products for the three months ended March 31, 2024, and three months ended March 31, 2023, was $6,802 and $0 respectively.

Our Net Loss for the three months ended March 31, 2024, and March 31, 2023, was ($229,755) and ($95,478) respectively, an increase of (141%). Our net loss increased primarily due increases in general and administrative expenses, and professional fees for services relating to our public reporting compliance and annual audit and quarterly SEC filings. General administration costs increased by $88,238 due to increases in personnel and labor cost, due to our increased costs for public reporting.

Liquidity and Capital Resources

As of March 31, 2024, we had $602,528 in total assets including cash and cash equivalents of $6,076, as compared to $592,606 in total assets including of cash and cash equivalents of $627 as of December 31, 2023. The increase in total assets is primarily attributable to the increase in inventory and cash and cash equivalents.

As of March 31, 2024, we had total liabilities of $1,221,954 including accounts payable of $32,770, related party loans of $666,800, notes payable of $310,500, lease liabilities of $208,680 as compared to total liabilities of $1,017,152 including accounts payable of $51,798, accrual and other current liabilities of $75,827, related party loans of $382,513, notes payable of $296,500, and lease liabilities of $209,830 as of March 31, 2023. The increase in total liabilities was mainly due to the increase in related party loans.

Cash Flow from Operating Activities

Net cash used in operations for the three months ended March 31, 2024, was $(87,982) as compared to ($82,798) for the three months ended March 31, 2023.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024, was ($577) as compared to ($0) for the three months ended March 31, 2023.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024, was $94,008 as compared to $73,100 for the three months ended March 31, 2023. Advances from related party debt were received in the three months ended March 31, 2024.

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company has extended the term for the repayment of the Notes until February 2025, when it expects to have income from product sales, or raising funds from investors.

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

●

If there is no response after the initial contact at the 30‑day point (within 30‑day period 60 days from date of invoice),to the Company will take prompt and vigorous action to collect overdue accounts receivable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of March 31, 2024, The Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s three officers, (2) there is no separate audit committee, and (3) the Company has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2024.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a)    Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Articles of Incorporation*
3.2	Articles of Conversion*
3.3	Bylaws*
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2024.**

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2024.**

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

*         Incorporated by reference to the Company’s Registration Statement on Form S‑1 filed with the Commission on February 9, 2022.

**       Filed Herewith

***     Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER GREEN FARMS, INC.

Dated: May 20, 2024	By:	/s/ Michael Donaghy
	Name:	Michael Donaghy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 20, 2024	By:	/s/ Michael Donaghy
	Name:	Michael Donaghy
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)