Form 10-Q
period 2024-09-30
Pioneer Green Farms, Inc.
filed 2024-11-20
CIK 1902700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☒

As of November 18, 2024, there were 28,911,300 shares of the issuer’s common stock, $0.00001 par value, outstanding.

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

Item 1. Financial Statements.

Pioneer Green Farms Inc.
Balance Sheets
As of September 30, 2024, and December 31, 2023

	September 31, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Current assets
Cash and cash equivalents	$6,026	$627
Inventory	31,515	15,000
Due from affiliate	4,390	5,400
Other current assets	23,450	4,500
	65,381	25,527

Property and equipment, net	378,474	380,655
Lease right of use, net	175,512	186,424
Total assets	$619,367	$592,606

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable	$30,887	$78,825
Related party loans	566,360	600,292
Land purchase notes payable	310,500	310,500
Short-term portion of leases liability	1,363	6,143
	909,110	995,760

Lease liability	207,962	209,017

Total liabilities	1,117,072	1,204,777

Commitments and Contingencies (Note 7)

Shareholders' Deficit
Common stock, 100,000,000 shares authorized, $0.00001 par value, 28,779,300 and 23,506,300 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	289	235
Additional paid in capital	3,998,485	901,984
Subscriptions for stock to be issued	10,000	109,100
Accumulated deficit	(4,506,479)	(1,623,490)
Total shareholders' deficit	(497,705)	(612,171)

Total liabilities and shareholders' deficit	$619,367	$592,606

The accompanying notes are an integral part of these unaudited statements.

Pioneer Green Farms Inc.
Statements of Operations
Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Revenues	$43	$-	$54,267	$9,295
Cost of sales	13	-	25,347	5,450
Gross profit	30	-	28,920	3,845

General and administrative expenses
General and administration	78,865	37,692	539,766	118,278
Professional fees	7,356	42,000	374,097	89,245
Research and development	-	-	21,819	-
Sales and marketing	97	-	15,697	-
Labor and management	12,902	22,300	12,902	109,314
Depreciation and amortization	2,449	2,465	7,222	7,263
	101,669	104,457	971,503	324,100

Operating loss	(101,639)	(104,457)	(942,583)	(320,255)

Interest expense	14,235	641	51,140	12,295
Other (income) expense	1,511,496	(11)	1,889,266	-
Loss before income taxes	(1,627,370)	(105,087)	(2,882,989)	(332,550)

Less Income tax expense	-	-	-	-
Net loss	$(1,627,370)	$(105,087)	$(2,882,989)	$(332,550)

Weighted average shares	27,925,454	23,506,300	26,665,800	23,428,474
Earnings per share - basic and diluted	$(0.06)	$(0.01)	$(0.11)	$(0.01)

The accompanying notes are an integral part of these unaudited statements.

Pioneer Green Farms Inc.
Statement of Changes in Members' and Shareholders’ Deficit
For the Nine Months Ended September 30, 2023 and 2024
Unaudited

	Number of shares	Common stock	Additional Paid in Capital	Stock to be Issued	Accumulated deficit	Total
Balance, December 31, 2022	23,120,000	$231	$845,538	$43,650	$(1,220,120)	$(330,701)
Stock issued for cash	210,500	2	12,798	-	-	12,800
Stock issued from registration statement	175,800	2	43,648	(43,650)	-	-
Net loss		-	-		(95,478)	(95,478)
Balance, March 31, 2023	23,506,300	235	901,984	-	(1,315,598)	(413,379)
Net loss		-	-	-	(131,965)	(131,965)
Balance, June 30, 2023	23,506,300	$235	$901,984	$-	$(1,447,563)	$(545,344)
Cash collected on registration statement	-	-	-	10,100	-	10,100
Net loss		-	-	-	(105,087)	(105,087)
Balance, September 30, 2023	23,506,300	235	901,984	10,100	(1,552,650)	(640,331)

Balance, December 31, 2023	23,506,300	$235	$901,984	$109,100	$(1,623,490)	$(612,171)
Stock issued for services	1,550,000	16	726,934	-	-	726,950
Stock issued for debt	400,000	4	187,596		-	187,600
Stock issued from registration statement		-	-	27,500	-	27,500
Net loss		-	-	-	(949,305)	(949,305)
Balance, March 31, 2024	25,456,300	255	1,816,514	136,600	(2,572,795)	(619,426)
Stock issued for cash	150,000	2	14,998	-	-	15,000
Stock issued for services	31,000	0	14,539	-	-	14,539
Stock issued for debt	630,000	6	295,464	-	-	295,470
Imputed interest contribution		-	34,100	-	-	34,100
Stock issued from registration statement	112,000	1	15,999	(26,600)	-	(10,600)
Net loss		-	-	-	(306,314)	(306,314)
Balance, June 30, 2024	26,379,300	$264	$2,191,614	$110,000	$(2,879,109)	$(577,231)
Stock issued for services	100,000	1	46,899	-	-	46,900
Stock issued for debt	1,400,000	14	820,386	-	-	820,400
Imputed interest contribution		-	13,800	-		13,800
Warrant Issuance Expense	-	-	825,796	-	-	825,796
Stock issued from registration statement	1,000,000	10	99,990	(100,000)	-	-
Net loss		-	-	-	(1,627,370)	(1,627,370)
Balance, September 30, 2024	28,779,300	$289	$3,998,485	$10,000	$(4,506,479)	$(497,705)

The accompanying notes are an integral part of these unaudited statements.

Pioneer Green Farms Inc.
Statement of Cash Flows
Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash used in Operating activities
Net loss	$(2,882,989)	$(332,530)
Items not affecting cash:
Depreciation & amortization	7,222	7,263
Debt discount amortization	-	10,000
Imputed interest contribution	47,900	-
Derivative loss	825,796	-
Loss on settlement and disposal	1,063,470	-
Shares issued for services	788,389	-
Changes in non-cash working capital:
Inventory	(16,515)	5,908
Due from affiliates	1,010	-
Other current assets	(18,950)	22,493
Right of use asset	10,912	(20,897)
Accounts payable	(13,938)	15,220
Other current liabilities	-	(74,159)
Lease liability	(5,835)	6,541
Net cash flows from operating activities	(193,528)	(360,161)

Investing activities
Purchase of Assets	(5,041)	(3,650)
Net cash flows from investing activity	(5,041)	(3,650)

Financing activities
Repayments on long term debt	-	(1,000)
Advances from (repayments to) related parties, net	172,068	343,977
Subscriptions for stock to be issued	(64,050)	10,100
Proceeds from sale of stock	95,950	12,800
Net cash flows from financing activities	203,968	365,877

Increase (decrease) in cash during the year	5,399	2,066
Cash, beginning of the period	627	11,532
Cash, end of the period	$6,026	$13,598
Supplemental disclosures
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Stock issued from subscriptions	$100,000	$-
Stock issued for debt	$240,000	$-

The accompanying notes are an integral part of these unaudited statements.

Pioneer Green Farms Inc.

Notes to the Financial Statements

September 30, 2024

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

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. No allowance for doubtful accounts was recorded for the periods ended September 30, 2024, and December 31, 2023.

Inventories

Inventories are stated at the lower of cost or market, using the FIFO method. The Company also determines a reserve for excess and obsolete inventory based on historical usage and projecting the year in which inventory will be consumed into a finished product. The valuation of inventories requires management to make significant assumptions, including the assessment of market value by inventory category considering historical usage, future usage and market demand for their products, and qualitative judgments related to discontinued, slow moving and obsolete inventories.

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

Impairment of Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. The Company did not recognize an impairment loss during the Nine months ended September 30, 2024.

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

The larger portion of current revenues are from wholesale products delivered to customers or vendors at an agreed upon price. This revenue is recognized when the products are delivered and the consideration is received.

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

Recent Accounting Pronouncements

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2024, that are of significance or potential significance to the Company.

Subsequent Events

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed its operations subsequent to September 30, 2024, to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company has minimal revenue and accumulated losses of $4,506,479 as of September 30, 2024. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORY

The following is a summary of inventories held:

	September 30, 2024	December 31, 2023
CDB oil	$3,025	$15,000
Seed Inventory	-	-
Retail health products	28,490	-
	$31,515	$15,000

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	September 30, 2024	December 31, 2023
Greenhouses and outbuildings	$47,706	$47,706
Leasehold improvements	4,465	-
Land - Myakka farm	319,977	319,401
Machinery and equipment	36,382	36,382
	408,530	403,489
Accumulated depreciation	30,056	22,834
	$378,474	$380,655

Depreciation expenses for the three and nine months ended September 30, 2024, and 2023, were $2,449, and $2,412, and $7,222 and $7,263, respectively.

NOTE 6 – LAND PURCHASE NOTES PAYABLE

During December 2021 and January 2022, the Company collected $360,000 from 12 shareholders to purchase a second farm in Florida. The purchase closed in January 2022 and each investor received a promissory note for $30,000 and 100,000 shares of stock. The notes were payable within one year and the Company recorded $120,000 of prepaid interest on the issuance of the stock, which has been fully recognized as of September 30, 2024. Repayments of $0 and $1,000 occurred during the nine months ended September 30, 2024, and 2023, respectively. All outstanding notes have been negotiated to be due on demand.

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

On August 1, 2023, the Company acquired the remaining portion of an operating lease for office space in Palmetto from a related party. This lease has 10 months left on the original term of 36 months. The Company recorded a carry-over right-to-use asset $9,137 and a carry-over lease liability of $10,156 based on the original terms using a discount rate of 6%. The Company determined this lease to be an operating lease since the office space never transfers to the lessee. The asset value will be reduced on a straight-line basis over the remaining 10-month term. The liability will be increased or reduced by payments by the Company which are below or more than the imputed interest on the outstanding lease liability. This lease expired in May 2024. The company made additional monthly payment to close out the lease.

The Company has a cost sharing agreement with a related party to subsidize rent in the Bradenton area on a month-to-month basis. Total rent payments under this arrangement were $18,924 and $12,600 for the nine months ended September 30, 2024, and 2023, respectively.

On July 1, 2024, the Company entered into a six-month lease agreement for indoor growing space in Palmetto Florida. Consideration given was the promise of 100,000 shares of common stock at the market price $0.469. At September 30, 2024, half the shares, 50,000 at $0.469 or $23,450, are listed as prepaid rent. Half the shares were expensed at $0.469 per share or $23,450 as of July 1, 2024.

The following table provides disclosure on the leases as of September 30, 2024:

Description	Right of use Asset	Lease Liability	Future Minimum Payments	Imputed Interest	Current portion Lease Liability
Lease for Farm	$175,512	$209,325	$383,932	$174,607	$1,363
Lease for Office	-	-	-
New grow space	-	-	-	-	-

Totals	$175,512	$209,325	$383,932	$174,607	$1,363

	Three Months Ended		Nine Months ended		Annual
	September 30, 2023	September 30, 2023	September 30, 2023	September 30, 2023	Straight-line
	Recorded Lease Expense	Cash Paid on Lease Liability	Recorded Lease Expense	Cash Paid on Lease Liability	Lease expense
Lease for Farm	$4,375	$3,000	$13,125	$9,000	$17,500
Lease for Office	1,469	-	8,602	5,215	4,989
Cost Sharing Month to Month	8,524	-	18,925	-	-

New grow space	23,450	-	23,450	-	93,800

Totals	$37,818	$3,000	$64,102	$14,215	$116,289

Future minimum lease payments	Farm lease	Totals

2024	3,377	3,377
2025	13,709	13,709
2026	14,120	14,120
2027	15,773	15,773
2028	14,980	14,980
There after	321,973	321,973
Total future minimum lease payments	$383,932	$383,932
Less imputed interest		(174,607)
		209,325
Less current portion		(1,363)
Total operating lease liability		$207,962

NOTE 8 – RELATED PARTY TRANSACTIONS

At September 30, 2024 and December 31, 2023 the Company owed $566,360 and $600,292 to related parties, including companies controlled by the CEO.. These amounts are non-interest bearing and due upon demand. The Company is imputing interest at 11% per annum during 2024.

NOTE 9 – SHAREHOLDERS’ AND MEMBERS’ EQUITY/DEFICIT

The Company is authorized to issue one hundred million (100,000,000) shares of common stock at $0.00001 per share. As of September 30, 2024, there were 28,779,300 shares issued and outstanding.

During the 1st quarter of 2024, the Company issued 1,550,000 shares of common stock for $726,950 in services and 400,000 shares of common stock to vendors for $40,000 in accounts payable and a settlement loss of $147,600.

During the 2nd quarter of 2024, the Company issued 150,000 shares of common stock for $15,000 cash, 31,000 shares of common stock for $14,539 in services, and 630,000 shares of common stock a $60,000 payment on a shareholder loan and a settlement loss of $235,470.

During the 3rd quarter of 2024, the Company issued 1,400,000 shares of common stock for $140,000 in shareholder loans and a loss on settlement of $680,400 and 1,000,000 shares of common stock for $100,000 of a subscription payable.

As of September 30, 2024, the Company has agreed to issue an additional 100,000 shares of common stock for $25,000 in prepaid rent and 100,000 shares for $10,000 in stock subscriptions.

NOTE 10 – INCOME TAXES

The Company elected to be taxed as a corporation and adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position on September 30, 2024 or December 31, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expenses and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties on September 30, 2024, or December 31, 2023. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal and state statutory rate of 25.3% to the income tax amount recorded as of September 30, 2024, and December 31, 2023, are as follows:

	September 30, 2024	December 31, 2023
Accumulated loss	$4,506,479	$1,623,490
Book tax differences – stock-based comp	(2,840,855)	(113,500)
Net operating loss and carryforwards	$1,665,624	$1,509,990
Effective tax rate	25.3%	25.3%
Deferred tax asset, rounded	421,000	382,000
Less: Valuation allowance, rounded	(421,000)	(382,000)
Net deferred asset	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

In October the Company issued 32,000 shares of common stock at par to a shareholder to correct a previous shortage.

In October, the Company agreed to convert $40,000 of shareholder debt to 160,000 common shares at $0.25 per share.

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

Results of Operations

Results of Operations during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

For the three months ended September 30, 2024, we generated revenues of $43 compared to $0 for the three months ended September 30, 2023. Our Gross Profit from the sale of all products for the three months ended September 30, 2024, and three months ended September 30, 2023, was $30 and $0 respectively.

Our Net Loss for the three months ended September 30, 2024, and September 30, 2023, was ($1,627,370) and ($135,810) respectively, an increase of (1,098%). Our net loss increased primarily due to a charge for settlement of debt, derivative liability and increases in general and administrative expenses.. General administration costs increased by $41,406 due to increases in rents and interest for the quarter, in the three months ended September 30, 2024, we recognized a $685,700 loss on settlement of debt, the derivative loss was $825,796.

Results of Operations during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, we generated revenues of $54,267 compared to $9,295 for the nine months ended September 30, 2023. Our Gross Profit from the sale of all products for the nine months ended September 30, 2024, and nine months ended September 30, 2023, was $28,890 and $3,845 respectively.

Our sales in 2024, consisted of $2,427 of retail products with an average cost of 30% and $51,865 of wholesale products less $25 fee, which were acquired at fire sale prices or grown for further processing and held at $0 cost. Sales in 2023 of $9,295 were mostly wholesale CDB oil which was purchased at a much higher cost.

Our Net Loss for the nine months ended September 30, 2024, and September 30, 2023, was ($2,882,989) and ($332,550) respectively, an increase of (767%). Our net loss increased primarily due increases in general and administrative expenses, and professional fees for services relating to our public reporting compliance and annual audit and quarterly SEC filings and because for the nine months ended September 30, 2024, we recognized a $1,063,470 loss on settlement of debt and $825,796 in derivative loss. General administration costs increased by $421,488 due to increases in operational and consulting costs, professional fees increased by $284,852 due to our public reporting compliance and annual audit and quarterly SEC filings.

Liquidity and Capital Resources

As of September 30, 2024, we had $619,367 in total assets including cash and cash equivalents of $ 6,026, as compared to $592,606 in total assets including cash and cash equivalents of $627 as of December 31, 2023. The increase in total assets is primarily attributable to the increase in inventory and cash and cash equivalents.

As of September 30, 2024, we had total liabilities of $1,942,868 including accounts payable of $30,887, related party loans of $566,360, notes payable of $310,500, derivative liability of $825,796 and lease liabilities of $ 207,962 as compared to total liabilities of $1,204,777 including accounts payable of $78,825, related party loans of $600,292, notes payable of $310,500, and lease liabilities of $209,017 as of September 30, 2023. The decrease in total liabilities was mainly due to the increase in related party loans and the decrease in accounts payable.

Cash Flow from Operating Activities

Net cash used in operations for the nine months ended September 30, 2024, was ($193,528) as compared to ($360,161) for the nine months ended September 30, 2023.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024, was ($5,041) as compared to ($3,650) for the nine months ended September 30, 2023.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024, was $203,968 as compared to $365,877 for the nine months ended September 30, 2023. Advances from related party debt were received in the nine months ended September 30, 2024.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of September 30, 2024, The Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s three officers, (2) there is no separate audit committee, and (3) the Company has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of September 30, 2024.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any litigation nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations. However, two parties have filed an action against the Company for breach of contract for failure to make payment on promissory notes, that were entered into when the Company purchased the Myakka farm. The Court has entered judgment against the Company for these promissory notes. The Company is working to resolve these matters, and do not expect that the cases will have a material adverse effect on our financial position or results of operations.

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
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2024.**

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2024.**

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

PIONEER GREEN FARMS, INC.

Dated: November 19, 2024	By:	/s/ Michael Donaghy
	Name:	Michael Donaghy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 19, 2024	By:	/s/ Michael Donaghy
	Name:	Michael Donaghy
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)